Form 10-Q
period 2019-04-30
8i Enterprises Acquisition Corp.
filed 2019-06-14
CIK 1753648

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2019

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38849

8i ENTERPRISES ACQUISITION CORP
(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Eu Tong Sen Street #08-13 The Central Singapore 059817

(Address of principal executive offices)

+65 67880388

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, no par value	JFK	The NASDAQ Stock Market LLC
Warrants	JFKKW	The NASDAQ Stock Market LLC
Units	JFKKU	The NASDAQ Stock Market LLC
Rights	JFKKR	The NASDAQ Stock Market LLC

As of June 14, 2019, 7,427,500 ordinary shares, no par value, were issued and outstanding.

8i ENTERPRISES ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2019

TABLE OF CONTENTS

		Page
Part I.	Financial Information
	Item 1. Financial Statements (Unaudited)
	Condensed Balance Sheets	1
	Condensed Statements of Operations	2
	Condensed Statement of Changes in Shareholders’ Equity	3
	Condensed Statements of Cash Flows	4
	Notes to Unaudited Condensed Financial Statements	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	14
	Item 4. Controls and Procedures	15
Part II.	Other Information
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 5. Other Information
	Item 6. Exhibits	16
Signatures		17

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

8I ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	April 30, 2019	July 31, 2018
	(Unaudited)
Assets
Cash	$210,870	$49,462
Prepaid expenses associated with proposed public offering	45,852	110,206
Deferred offering costs	-	14,926
Total current assets	256,722	174,594
Cash held in Trust Account	57,500,473	-
Total Assets	$57,757,195	$174,594

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$37,265	$3,974
Due to related party	-	162,598
Total current liabilities	37,265	166,572
Deferred underwriters' discount	1,725,000	-
Total liabilities	1,762,265	166,572

Commitments
Ordinary shares subject to possible redemption, 5,099,492 shares and NIL shares at redemption value, at April 30, 2019 and July 31, 2018, respectively	50,994,920	-

Shareholders’ Equity:
Ordinary shares, no par value; unlimited shares authorized; 2,328,008 shares (excluding 5,099,492 shares subject to possible redemption) and 1,437,500 shares issued and outstanding at April 30, 2019 and July 31, 2018, respectively	5,091,581	25,000
Accumulated deficit	(91,571)	(16,978)
Total shareholders’ equity	5,000,010	8,022

Total Liabilities and Shareholders’ Equity	$57,757,195	$174,594

The accompanying notes are an integral part of these condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				From Inception
	Three Months Ended		Nine Months Ended	to
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

Formation and operating costs	$(58,376)	$(1,590)	$(75,081)	$(1,590)
Loss from operations	(58,376)	(1,590)	(75,081)	(1,590)

Other income
Interest income	485	-	488	-
Total other income	485	-	488	-

Net loss	$(57,891)	$(1,590)	$(74,593)	$(1,590)

Weighted average shares outstanding, basic and diluted	3,229,817	-	1,895,436	-
Basic and diluted net loss per ordinary share	$(0.02)	$-	$(0.04)	$-

The accompanying notes are an integral part of these condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional
	Ordinary Shares		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of July 31, 2018	1,437,500	$25,000	$-	$(16,978)	$8,022
Sale of 5,000,000 units on April 1, 2019 through public offering	5,000,000	50,000,000	-	-	50,000,000
Sale of 221,250 private placement units on April 1, 2019	221,250	2,212,500	-	-	2,212,500
Sale of Over-Allotment units to underwriters on April 4, 2019	750,000	7,500,000	-	-	7,500,000
Sale of Private Placement Units On April 8, 2019	18,750	187,500			187,500
Underwriters’ discount	-	(1,437,500)	-	-	(1,437,500)
Deferred underwriter discount	-	(1,725,000)	-	-	(1,725,000)
Unit purchase option	-	100	-	-	100
Fair value of UPO	-	1,911,300	-	-	1,911,300
Other offering expenses	-	(2,587,399)	-	-	(2,587,399)
Net loss	-	-	-	(74,593)	(74,593)
Maximum number of redeemable shares	(5,099,492)	(50,994,920)	-	-	(50,994,920)
Balance as of April 30, 2019	2,328,008	$5,091,581	$-	$(91,571)	5,000,010

The accompanying notes are an integral part of these condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	From Inception to
	April 30, 2019	April 30, 2018

Cash Flows from Operating Activities:
Net loss	$(74,593)	$(1,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	11,517	1,590
Interest earned on cash and marketable securities held in Trust Account	(473)	-
Changes in current assets and current liabilities:
Prepaid assets	(45,852)	(110,000)
Accounts payable and accrued expense	33,291	-
Due to related parties	-	110,000
Net cash used in operating activities	(76,110)	-

Cash Flows from Investing Activities:
Principal deposited in trust account	(57,500,000)	-
Net cash used in investing activities	(57,500,000)	-

Cash Flows from Financing Activities:
Proceeds from initial public offering	56,250,000	1
Proceeds from private placement	2,212,500	-
Proceeds from underwriters’ unit purchase option	100	-
Payment of advances from related party	(174,115)	-
Payment of deferred offering costs	(550,967)	-
Net cash provided by financing activities	57,737,518	1

Net Increase in Cash	161,408	1
Cash - Beginning	49,462	-
Cash - Ending	$210,870	$1

Supplemental disclosure of cash flow information:
Payments of prepaid expenses associated with proposed public offering and deferred offering costs made by related party	$110,206	$-
Payment of deferred offering costs made by related party	$(14,926)	$-

The accompanying notes are an integral part of these condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2019

(Unaudited)

Note 1 – Organization and Business Operations

Organization and General

8i Enterprises Acquisition Corp. (the “Company” or “we”) is a newly incorporated company incorporated on November 24, 2017, under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

As of April 30, 2019, the Company had not yet commenced any operations. All activity for the period from November 24, 2017 (inception) through April 30, 2019 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected July 31 as its fiscal year-end.

Sponsor and Financing

The Company issued one share to its founding director upon its inception on November 24, 2017 for $1. On April 17, 2018, this share was transferred to the 8i Holdings Limited. On July 25 2018, the Company issued 1,437,499 shares to 8i Holdings Limited for $24,999.

The Company’s sponsor is 8i Holdings Limited (“the “Sponsor”), a Limited Liability Exempted Company incorporated in the Cayman Islands on November 24, 2017. The registration statements for the Company’s IPO were declared effective on March 27, 2019. On April 1, 2019 the Company consummated the Initial Public Offering of 5,000,000 units (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units being offered, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 3. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with 8i Enterprises Pte Ltd, a company wholly owned by Mr. James Tan, of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500.

Upon closing of the IPO and the private placement, the proceeds, less $2,212,500 was held in a trust account (the “Trust Account”) (discussed below).

On April 4, 2019, the underwriters exercised the over-allotment option in full and the closing of the issuance and sale of the additional Units occurred on April 8, 2019. The total aggregate issuance by the Company of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On April 8, 2019, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,750 Private Units, generating gross proceeds of $187,500.

The Trust Account

The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a business combination or the Company’s liquidation.

Initial Business Combination

The Company will have until 12 months from the consummation of the IPO to consummate its initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Wilmington Trust Company on the date of this prospectus, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem or purchase 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

If the Company is not able to consummate a Business Combination before April 1, 2020, the Company will commence an automatic winding up, dissolution and liquidation unless the Company seeks and receives the consent of its' shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

If we are unable to consummate our initial business combination within this time period, we will liquidate the trust account and distribute the proceeds held therein to our public shareholders and dissolve. If we are forced to liquidate, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation.

Pursuant to the Nasdaq listing rules, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors will have broad discretion in choosing the standard used to establish the fair market value of any prospective target business. The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the trust account balance.

Liquidation

However, the holders of the initial shares will not participate in any liquidation distribution with respect to such securities. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering. In order to protect the amounts held in the Trust Account, an affiliate of the sponsor will contractually agree, pursuant to a written agreement to the Company, that if the Company liquidates the Trust Account prior to the consummation of a business combination, it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the affiliate of the sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the affiliate of the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company will pay the costs of liquidating the trust account from the remaining assets outside of the trust account. If such funds are insufficient, the Sponsor has contractually agreed to advance the Company the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $18,500) and has contractually agreed not to seek repayment for such expenses.

Liquidity

As of April 30, 2019, the Company had cash outside the Trust Account of $210,870 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of April 30, 2019, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through April 30, 2019, the Company’s liquidity needs were satisfied through receipt of an aggregate of $326,185 from an affiliate of the Sponsor which were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4).

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional funding from the Sponsor’s promissory note commitment, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Furthermore, if the Company is not able to consummate a Business Combination within 12 months from its IPO, the Company may exercise its option to extend the timeframe for an additional three months, which would require the Company to deposit into the trust account $575,000 (an additional $0.10 per IPO share), or commence an automatic winding up, dissolution and liquidation of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying balance sheet of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly its financial position, results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Emerging Growth Company

The Company is an emerging growth company as defined by Section 2(a) of the JOBS Act and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosures obligations regarding executive compensation in its periodic reports and proxy statements, and exceptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payment not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, offering costs totaling approximately $5,749,899 have been charged to stockholders’ equity (consisting of $1,437,500 in underwriters’ discount, $1,725,000 in deferred underwriters’ discount, plus $676,099 of other cash expenses, and a non-cash charge of $1,911,300 to record the fair value of the Unit Purchase Option (UPO) (as described in Note 4 – Private Placement). For the nine months ended April 30, 2019, payments of deferred offering cost amounted to $550,967.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of April 30, 2019.

Cash Held in Trust Account

At April 30, 2019, the assets held in the Trust Account were held in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 per depositor. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to its short-term nature.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at April 30, 2019, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. At July 31, 2018, there are no ordinary shares subject to possible redemption.

Warrants and Rights

Since the Company is not required to net cash settle the Warrants and Rights and the Warrants and Rights are exercisable upon the consummation of an initial Business Combination, the management determined that the Warrants and Rights will be classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale will be allocated to Public Shares, Warrants, and Rights based on the relative fair value of the securities in accordance with 470-20-30. The value of the Public Shares, Warrants, and Rights will be based on the closing price paid by investors.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. At April 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in the interim period, disclosure and transition. The Company has identified the British Virgin Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 24, 2017, the evaluation was performed for the tax year ended December 31, 2017 which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO on April 1, 2019, the Company sold 5,000,000 units at a purchase price of $10.00 per unit (the “Units”). Each Unit consists of one ordinary share, one redeemable warrant (“Public Warrant”) to acquire one-half (1/2) of one ordinary share, and one right (“Public Right”) to receive one-tenth (1/10) of an ordinary share upon the consummation of an Initial Business Combination. Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share, and each ten rights entitle the holder thereof to receive one ordinary share at the closing of a business combination. However, the Warrants may only be exercised for a whole number of shares, meaning that the Warrants must be exercised in multiples of two. No fractional shares will be issued upon separation of the Units.

Note 4 – Private Placement

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with 8i Enterprises Pte Ltd of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500.

On April 4, 2019, the underwriters exercised the over-allotment option in full and the closing of the issuance and sale of the additional Units occurred on April 8, 2019. The total aggregate issuance by the Company of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On April 8, 2019, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,750 Private Units, generating gross proceeds of $187,500.

The Company granted to Chardan Capital Markets, LLC (“Chardan”), the representative of the underwriters, a 45-day option to purchase up to 750,000 units (over and above the 5,000,000 units referred to above) solely to cover over-allotments at $10.00 per unit. The Units that would be issued in connection with the over-allotment option would be identical to the Units issued in the IPO.

On April 1, 2019, the underwriters were paid a cash underwriting discount of two and a half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,250,000. On April 4, 2019, the underwriter exercised its over-allotment option in full. Therefore, an additional underwriting discount of $187,500 was paid to the underwriters accordingly.

The Company sold to the underwriters (and/or its designees), for $100, an option to purchase up to a total of six percent of the total number of units sold in the public offering. The option is exercisable, in whole or in part, at $11.50 per unit. Based on a maximum of 300,000 units (or 345,000 units if the over-allotment option is exercised) being exercisable under the option, the aggregate proceeds from exercising the units would be $3,450,000 (or $3,967,500 if the over-allotment option is exercised in full). The term for the exercise of the option would commence on the later of the consummation of an Initial Business Combination or one-year anniversary from the IPO.

The Private Units are identical to the units sold in the Initial Public Offering except the Private Units will be non-redeemable. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares) until the completion of the Business Combination.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 – Related Party Transactions

Founder Shares

On April 17, 2018 and July 25, 2018, the Sponsor purchased 1,437,500 ordinary shares (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.0174 per share. The Founder Shares are identical to the ordinary shares included in the Units being sold in the Proposed Offering. The Sponsor has agreed to forfeit 187,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares (excluding shares from units of private placement) after the IPO.

All of the Founder Shares issued and outstanding prior to the date of the IPO were placed in escrow with VStock Transfer, LLC, as escrow agent, until (1) with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of an Initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Initial Business Combination and (2) with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of an Initial Business Combination, or earlier, in either case, if, subsequent to the Initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of its shareholders having the right to exchange their shares for cash, securities or other property. Up to 187,500 of the Founder Shares may also be released from escrow earlier than this date for forfeiture and cancellation if the over-allotment option is not exercised in full. The over-allotment option was exercised in full on April 4, 2019.

Related Party Loans

8i Enterprises Pte Ltd extended a loan of $25,000 on May 3, 2018. This loan was non-interest bearing and was repaid in August 2018. As of April 30, 2019, 8i Enterprises Pte Ltd had advanced the Company an aggregate of $326,185, in regard to the costs associated with the formation and the IPO Offering, the Company repaid 8i Enterprises Pte. Ltd in full from the proceeds of the Initial Public Offering not being placed in the Trust Account on April 1, 2019.

Note 6 – Commitments and Contingencies

Agreements with underwriters

The Company sold to Chardan, for $100, an option to purchase up to 345,000 units exercisable at $11.50 per unit, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement.

Registration Rights

The holders of the Founders’ Shares issued and outstanding at the closing of the IPO, as well as the holders of the private units (and all underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the date of the IPO. The holders of a majority of these securities are entitled to make up to two demands, that the Company registers such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7 – Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue unlimited ordinary shares of no par value. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of ordinary shares at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

As of April 30, 2019, the Company has issued an aggregate of 2,328,008 ordinary shares, excluding 5,099,492 shares subject to possible redemption, none of which are subject to forfeiture.

Preferred Stock

As of April 30, 2019, there were no preferred stock issued or outstanding.

Public Warrants

Each warrant will become exercisable on the later of the completion of an Initial Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of an Initial Business Combination, or earlier upon redemption or liquidation. The Public Warrants may only be exercised for a whole number of shares, meaning that the Public Warrants must be exercised in multiples of two. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, and not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if (a) the last sale price of the Company’s ordinary shares equals or exceeds $16.50 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which the Company sent the notice of redemption to the Warrant holders, and (b) there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

Except in cases where the Company is not the surviving entity in a business combination, each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of an Initial Business Combination. In the event it is not the surviving entity upon completion of an Initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the business combination. No fractional shares will be issued in connection with an exchange of rights; fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands law.

Private Warrants

The Private warrants contain identical terms as Public Warrants with the following exceptions:

1.	Private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by 8i Pte or its permitted transferees.

2.	Because the private units will be issued in a private transaction, 8i Pte and its permitted transferees will be allowed to exercise the private warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares.

3.	8i Pte and its designees have agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop the Company’s public shareholders from converting or selling their shares to the Company in connection with a business combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete a business combination within 12 months from the closing of the Proposed Offering (or 18 months, as applicable) unless the Company provides dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. 8i Pte and its designees have also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until the completion of our initial business combination.

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued.

On May 6, 2019, the Company entered in to a non-binding letter of intent to acquire all of the issued and outstanding securities of Diginex Limited, a company engaged in digital asset financial services and advisory business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to 8i Enterprises Acquisition Corp, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on November 24, 2017 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses being operated in Asia. We intend to utilize cash derived from the proceeds of our initial public offering in effecting our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On April 1, 2019, the Company consummated its initial public offering (“IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Public Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500. Subsequently, the underwriters exercised the over-allotment option in full and, on April 8, 2019, the underwriters purchased 750,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000. On April 8, 2019, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,750 Private Units, generating gross proceeds of $187,500. A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on April 1, 2019 and April 8, 2019 were placed in a trust account established for the benefit of the Company’s public stockholders.

As of April 30, 2019, a total of $57,500,473 of the net proceeds from the IPO and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception through April 30, 2019 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended April 30, 2019 and 2018, we had a net loss of $57,891 and $1,590, respectively. The increase in net loss is due to an increase of $56,786 in our formation and operating costs, which consist mainly of an increase in professional fees of $42,221 and an increase in other formation and operating costs of $14,565.

For the nine months ended April 30, 2019 and for the period from November 24, 2017 (Inception) to April 30, 2018, we had a net loss of $74,593 and $1,590, respectively. The increase in net loss is due to an increase of $73,491 in our formation and operating costs, which consist mainly of an increase in professional fees of $56,900 and an increase in other formation and operating costs of $16,590.

Liquidity and Capital Resources

As of April 30, 2019, we had $210,870 in cash outside the trust account.

At the closing of the IPO, we received $647,933 as working capital outside the trust account.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $326,185 which was repaid upon the closing of the IPO from the funds received in the IPO and Private Placement that are held outside the trust account.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to 3.0% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the amounts outside of our trust account will be sufficient to allow us to operate until June 15, 2020, assuming that a business combination is not consummated during that time.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of April 30, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations

At April 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended April 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On April 1, 2019, the Company consummated its initial public offering (“IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500. Subsequently, the underwriters exercised the over-allotment option in full and, on April 8, 2019, the underwriters purchased 750,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000. On April 8, 2019, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,750 Private Units, generating gross proceeds of $187,500. A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on April 1, 2019 and April 8, 2019 were placed in a trust account established for the benefit of the Company’s public stockholders.

The Private Units are identical to the units sold in the IPO except the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Units have agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 1, 2020 (or October 1, 2020, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 1, 2020 (or October 1, 2020, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

We paid a total of $1,437,500, in underwriting discounts and commissions (not including the 3.0% deferred underwriting commission payable at the consummation of initial business combination) and $676,099 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8i ENTERPRISES ACQUISITION CORP

By:	/s/ Meng Dong (James) Tan
Meng Dong (James) Tan
Chief Executive Officer (Principal executive officer)

By:	/s/ Guan Hong (William) Yap
Guan Hong (William) Yap
Chief Financial Officer (Principal financial and accounting officer)

Date: June 14, 2019

