Form 10-K
period 2019-07-31
8i Enterprises Acquisition Corp.
filed 2019-09-19
CIK 1753648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-38849

8i ENTERPRISES ACQUISITION CORP

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6 Eu Tong Sen Street
#08-13 The Central, Singapore 059817	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +65 67880388

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, no	Nasdaq Capital Market
par value, one Redeemable Warrant to
acquire one-half of an Ordinary Share, and one Right to acquire one-tenth (1/10) of an Ordinary Share

Ordinary Shares	Nasdaq Capital Market

Warrants	Nasdaq Capital Market

Rights	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

At January 31, 2019, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s ordinary shares as of September 12, 2019 was 7,427,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

8i ENTERPRISES ACQUISITION CORP

Annual Report on Form 10-K for the Year Ended July 31, 2019

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1. BUSINESS

Introduction

8i Enterprises Acquisition Corp (“8i”) is a British Virgin Islands business company incorporated on November 24, 2017 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location, although we intend to focus on targets located in Asia.

On April 1, 2019, we consummated our initial public offering (“IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (the “Ordinary Shares”), one redeemable warrant to purchase one-half of one ordinary share (the “Public Warrants”) and one right to receive 1/10 of an Ordinary Share upon the consummation of our initial business combination (the “Rights”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any.

On April 1, 2019, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with 8i Enterprises Pte Ltd, an entity controlled by 8i’s Chairman and Chief Executive Officer (“Enterprises”) of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in each case as long as they are held by Enterprises or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, Enterprises agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. Enterprises was granted certain demand and piggyback registration rights in connection with the Private Units.

The underwriters exercised the over-allotment option in full and, on April 4, 2019, the underwriters purchased 750,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000. On April 4, 2019, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 18,750 Private Units to Enterprises, generating gross proceeds of $187,500.

A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on April 1, 2019 and April 4, 2019 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Wilmington Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by October 4, 2020.

Business Combination Agreement

On July 9, 2019, we entered into a share exchange agreement (the “Share Exchange Agreement” or the “Agreement”) with Diginex Ltd. (“Diginex”), the Stockholders of Diginex (the “Sellers”) and the representative of the Sellers, pursuant to which we would acquire all of the outstanding equity interests of Diginex (the “Acquisition”).

Upon the closing of the transactions contemplated in the Share Exchange Agreement, we will acquire 100% of the issued and outstanding securities of Diginex, in exchange for approximately 20 million of our Ordinary Shares. An additional 4.2 million shares of 8i will be issued at closing or reserved for issuance under an equity incentive plan to members of Diginex’s management team in exchange for currently outstanding options in Diginex. Additionally, 5 million earnout shares are to be issued and held in escrow. The Seller may be entitled to receive earnout shares as follows: (1) 2,000,000 earnout shares if the closing price of 8i’s Ordinary Shares is equal to or greater than $15.00 during any five trading days out of any 30 day trading period prior to December 31, 2020; (2) 2,000,000 earnout shares if the closing price of 8i’s Ordinary Shares is equal to or greater than $20.00 during any five trading days out of any 30 day trading period prior to December 31, 2021; and (3) 1,000,000 earnout shares if the closing price of 8i’s Ordinary Shares is equal to or greater than $30.00 during any five trading days out of any 30 day trading period prior to December 31, 2022.

In connection with the Acquisition, we filed and will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we will mail the definitive proxy statement and a proxy card to each stockholder entitled to vote at the special meeting relating to the acquisition. INVESTORS AND SECURITY HOLDERS OF 8i ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE ACQUISITION THAT 8i WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT 8i, DIGINEX AND THE ACQUISITION. The preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the acquisition (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at 6 Eu Tong Sen Street, #08-13 The Central, Singapore 059817.

Recent Developments

On July 2, 2019 and July 23, 2019, 8i issued unsecured promissory notes in the aggregate principal amount of up to $300,000 (the “Note”) to 8i Enterprises Pte Ltd, an entity controlled by 8i’s Chairman and Chief Executive Officer (“Enterprises”). The Notes do not bear interest and mature upon closing of a business combination by 8i. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with 8i’s initial public offering) at a price of $10.00 per unit at the closing of a business combination. In the event that 8i does not close a business combination, the notes will not be repaid.

Competitive Advantages

We believe our specific competitive strengths to be the following:

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With the funds held in our trust account, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from the IPO or debt, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. We have currently not taken any steps to secure third party financing.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to convert shares held by our public shareholders as well as any tender offer we conduct (subject to our being required to maintain net tangible assets in the trust account of no less than $5,000,0001). In the event that we did not have enough funds available to us to complete a business combination, we might be required to seek additional financing in order to complete a business combination.

Lack of experience with blank check companies

Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our management’s lack of experience may not be viewed favorably by target businesses.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with shareholder approval or tender offer

We may be required to seek shareholder approval of our initial business combination. If we are not required to obtain shareholder approval of an initial business combination, we will allow our shareholders to sell their shares to us pursuant to a tender offer. Both seeking shareholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement, or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Inability to find suitable target companies

We may not be able to find a target that meets our selection investment criteria. Even though we have broad discretion to acquire a company that falls outside of our selection criteria, such a target may be less desirable than one that falls within our selection criteria.

Acquisition Strategy

Our acquisition strategy is to identify, acquire and, after our initial business combination, to build a public company. Our selection process will leverage our team’s network of industry, private equity and lending community relationships as well as relationship with management teams of public and private companies, investment bankers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We intend to deploy a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our relationships, capital and capital markets expertise and operating experience of James Tan, can help accelerate the target business’ growth and performance.

Investment Criteria

The focus of our management team is to create shareholder value by leveraging its experience to improve the efficiency of the business while implementing strategies to grow revenue and profits organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Growth Potential

As a result of the Asia region’s strong growth over the past several decades, the region has become home to a large number of small domestic and regional companies, which are serving the ever-increasing needs of economies locally. While such companies have performed relatively well, the vast majority of these companies suffer from a lack of insightful strategy, insufficient capital, operational inefficiencies and various succession issues (as many companies are first-generation and family-owned). This has also resulted in high degree of market fragmentation, without any established regional market leaders. We will seek target businesses for which we can provide strategic advice, access to sufficient capital and effective operational expertise, to grow the business.

●	Long-term Revenue Visibility with Defensible Market Position

We intend to seek target companies that are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to seek target companies that should offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. We expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

●	Potential Benefit from Globalization Trends and Possession of Competitive Advantages

Target companies exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on our company specific analysis and due diligence review. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, material contracts, and industry background and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the Securities and Exchange Commission, or SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding Ordinary Shares voted are voted in favor of the business combination.

We will have until 12 months from the consummation of the IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Wilmington Trust Company on the date of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem or purchase 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

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

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under British Virgin Islands law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

We are currently a “foreign private issuer” as defined in Rule 405, but are voluntarily choosing to register and report using domestic forms. We are required to determine our status as a foreign private issuer for the 2018 fiscal year as of the last day of our second quarter, or June 30. On such date, if we no longer qualify as a “foreign private issuer” (as set forth in Rule 3b-4 of the Exchange Act), we will then become subject to the U.S. domestic issuer rules as of the first day of our 2019 fiscal year, or January 1, 2019.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants, rights and unit purchase options and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to Chardan Capital Markets, LLC upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 6 Eu Tong Sen Street, #08-13 The Central, Singapore 059817. 8i Enterprises Pte Ltd, a company wholly owned by Mr. James Tan, is providing us this space free of charge. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “JFKKU” on April 2, 2019. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on May 16, 2019, under the symbols “JFK”, “JFKKW” and “JFKKR”, respectively.

Holders of Record

As of September 12, 2019, there were 7,427,500 of our ordinary shares issued and outstanding held by 3 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination and subject to our satisfaction of the applicable solvency test under the British Virgin Islands Business Companies Act, 2004 (as amended). The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On April 1, 2019, we consummated our IPO of 5,000,000 Units. Each Unit consists of one Ordinary Share, one-half of a redeemable Public Warrant and one Right to receive 1/10 of an Ordinary Share upon the consummation of our initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any.

On April 1, 2019, simultaneously with the consummation of the IPO, we consummated a private placement with Enterprises of 221,250 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500. The underwriters exercised the over-allotment option in full and, on April 4, 2019, the underwriters purchased 750,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000. On April 4, 2019, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 18,750 Private Units to Enterprises, generating gross proceeds of $187,500.

The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, Enterprises and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, Enterprises agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. Enterprises was granted certain demand and piggyback registration rights in connection with the Private Units.

Upon the closing of the above transactions, a total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on April 1, 2019 and April 4, 2019 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Wilmington Trust Company, acting as trustee. As of July 31, 2019, cash and cash equivalents held in trust totaled $57,573,205.

We paid a total of $3,162,500 in underwriting discounts and commissions (which includes $1,725,000 deposited in the trust account which will only be payable to the underwriters at the closing of a business combination) and $676,099 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM  6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were formed on November 24, 2017 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location, although we intend to focus on targets located in Asia.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On April 1, 2019, we consummated our IPO of 5,000,000 Units. Each Unit consists of one Ordinary Share, one-half of a redeemable Public Warrant and one Right to receive 1/10 of an Ordinary Share upon the consummation of our initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. On April 1, 2019, simultaneously with the consummation of the IPO, we consummated a private placement with Enterprises of 221,250 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500. The underwriters exercised the over-allotment option in full and, on April 4, 2019, the underwriters purchased 750,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000. On April 4, 2019, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 18,750 Private Units to Enterprises, generating gross proceeds of $187,500.

As of April 4, 2019, a total of $57,500,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to April 1, 2019 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended July 31, 2019, we had a net loss of $376,548. During the year ended July 31, 2019, we incurred $464,771 of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses, and we recorded $88,223 of interest income from investments in our Trust Account.

For the year ended July 31, 2018, we had a net loss of $16,978. During the year ended July 31, 2018, we incurred $16,980 of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses, and we recorded $2 of interest income.

Liquidity and Capital Resources

As of July 31, 2019, we had cash outside our trust account of $218,611, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $626,185, of which $326,185 were repaid upon our IPO and not outstanding as of July 31, 2019, and the remaining net proceeds from our IPO and Private Placements.

On July 2, 2019 and July 23, 2019, 8i issued unsecured promissory notes in the aggregate principal amount of up to $300,000 (the “Note”) to 8i Enterprises Pte Ltd, an entity controlled by 8i’s Chairman and Chief Executive Officer (“Enterprises”). The Notes do not bear interest and mature upon closing of a business combination by 8i. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with 8i’s initial public offering) at a price of $10.00 per share at the closing of a business combination. In the event that 8i does not close a business combination, the notes will not be repaid.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, and any additional funding from our sponsor’s promissory note commitment, to acquire a target business or businesses and to pay our expenses relating thereto, including a cash fee equal to 3.0% of the gross proceeds of the IPO payable to the representative of the underwriters upon consummation of our initial business combination for assisting us in connection with such business combination. To the extent that the proceeds of the IPO are used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the amounts outside of our trust account as of July 31, 2019, combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

As of July 31, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At July 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended July 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of September 1, 2019.

Name	Age	Position
Meng Dong (James) Tan	58	Chief Executive Officer and Director
Guan Hong (William) Yap	55	Chief Financial Officer and Director
Kwong Yeow Liew	64	Director
Ajay Rajpal	49	Director
Alexander Arrow	48	Director

Below is a summary of the business experience of each our executive officers and directors:

Meng Dong (James) Tan has been our Chief Executive Officer and director since March 2018. Mr. Tan has more than 20 years’ experience in managing private and public companies based in Asia and in the USA. He is the Director and CEO of 8i Capital Limited, a company focusing on investments and merger and acquisitions. He served as the Chairman and Chief Executive Officer of Moxian Inc., a NASDAQ listed company, from 2013 to 2017. From 2003 to 2006, he was the Chairman and CEO of Vashion Group Ltd, a company listed on the Singapore Stock Exchange, and from 2005 to 2008, he was the CEO and director of Vantage Corporation Limited, a company listed on the Singapore Stock Exchange. From 2006 to 2009, he served as a director on the Board of Pacific Internet Limited, a company listed on NASDAQ, until its sale to Connect Holdings Limited, a group comprising of Ashmore Investment Management Limited, Spinnaker Capital Limited and Clearwater Capital Partners, LLC. Mr. Tan graduated from the National University of Singapore (NUS) with a Bachelor of Arts in 1985.

Guan Hong (William) Yap, CFA, has been our Chief Financial Officer and Director since March 2018. Mr. Yap served as the Head of Investment Banking for Shanghai Pingmei Shenma Finance Leasing Private Limited, a company based in Shanghai, China from March 2016 to February 2019. He founded Cataya Pte Ltd, a business that focuses on originating private equity transactions, loans and M&A deals in Asia, with an emphasis on China, Myanmar and Indonesia, in January 2011. Prior to this, he specialized in originating proprietary private equity and venture deals in China for investment funds in Singapore for Hupomone Capital Partners (Singapore) Pte Ltd (2009-2011) and Evia Capital Partners Pte Ltd (2006-2009). Prior to then, between 1995 and 2004, he worked in various positions for Ascendas Land (Singapore) Pte Ltd, Singapore Telecom Ltd, PrimePartners Asia Capital Ltd, and IPCO International Ltd. He was appointed as an independent director on the board of Moxian, Inc in May 2019. Mr. Yap graduated from the University of Oxford with a degree in Physics and has been a member of the CFA Institute since 2000.

Kwong Yeow Liew has been our director since November 2017. Mr. Liew has more than 25 years of experience in several multi-national organizations, such as Matsushita Denki, General Motors, Intel as well as Urmet Telecoms Italy. He served as a director of Moxian, Inc from March 2014 to August 2016. Mr. Liew served as the President, Chief Executive Officer and director of Rebel Group, Inc., a Singapore company, from February 2013 to January 2015. In 2006, Mr. Liew was instrumental in setting up the first manufacturing plant of Urmet Telecommunications S.p.A in China and fine-tuning its supply chain. Prior to that, Mr. Liew was the General Manager of Aztech Singapore Pte Ltd’s plant in China from 2001 through 2005. From 1992 through 2001, he served as the Head of Operations of the manufacturing facilities of Phoenix Mecano S E Asia Pte Ltd in Singapore. Mr. Liew received his certificate in Electrical Engineering from Singapore Technical Education in 1974. He also completed the management study programs in City and Guilds regarding Electrical and Electronics in 1974, Industrial Training Board at MOE Singapore in 1976, Matsushita DENKI Management Development Program in 1978, General Motors Institute in 1983 and Intel University in 1987. Mr. Liew is fluent in English and Chinese. We believe that Mr. Liew is qualified to serve as our director because he brings many years of experience in operations and management in both Singapore and in China.

Ajay Rajpal, ACA, has been our director since March 27, 2019. Mr. Rajpal is a Chartered Accountant and member of the Institute of Chartered Accountants in England & Wales (ICAEW). During his career, he has gained broad-ranging commercial experience developed in the US, Europe, Middle East and Far East, with a particular focus on M&A, financial management and insolvency/restructuring. Post qualification, Mr. Rajpal held a number of finance-related roles which involved working for periods in the US, Europe, Middle East and Far East. Since 2011, Mr. Rajpal has run his own consultancy business, NAS Corporate Services Ltd, providing companies with various corporate services, such as assistance with their pre-IPO funding, the IPO process and post IPO management. Mr. Rajpal has project managed the initial public offering process and assisted with the associated funding of two businesses on AIM, namely New Trend Lifestyle Group Plc, which provides Feng Shui products and services across Asia, and Zibao Metals Recycling Group Plc, a Hong Kong and China based metals recycling company. He currently acts as a non-executive director for New Trend Lifestyle Group Plc, Zibao Metals Recycling Group Plc, and Early Equity Plc. Mr. Rajpal assisted AIM-listed MNC Strategic Investments Plc (“MNC Strategic”) with the restructuring of its debt and overseeing the disposal of the non-performing assets of the company. Following disposal of its main assets, MNC Strategic became an investing company on AIM, seeking acquisitions in the telecom, media and technology sectors. Mr. Rajpal has also listed Grand Vision Media Holdings Plc, a special purpose acquisition company on the London Stock Exchange, which successfully completed a reverse takeover of an outdoor media business in Hong Kong/China. Mr. Rajpal was previously an independent director of Moxian, Inc., a US company with a China based internet business listed on NASDAQ. We believe that Mr. Rajpal is qualified to serve as our director because of his experience with publicly traded companies in a number of jurisdictions.

Alexander K. Arrow, MD, CFA has been our director since March 27, 2019. Dr. Arrow has been the Chief Financial Officer of Protagenic Therapeutics, Inc., a Delaware company, since November 2015, and the Chief Executive Officer of Zelegent, Inc., a medical technology company that has developed a minimally-invasive tool for otolaryngologist sleep specialists to treat snoring in a simple office-based procedure, since January 2015. He previously served on the Board of Neumedicines, Inc. (from January 2015 to December 2015), an immuno-oncology company developing a first-in-class broad-spectrum anti-cancer agent. He served as a Director of Biolase, Inc. (NASDAQ: BIOL), a manufacturer of dental lasers, from June 2010 to December 2014. From June 2010 to June 2013, he chaired the Audit and Compensation committees of the Board of Directors of Biolase, Inc. and was the President and Chief Operating Officer of the company from June 2013 to December 2014. Prior to Biolase, Inc, from June 2012 to May 2013, Dr. Arrow was the Chief Medical Officer of Stanford-affiliated neuroscience company Circuit Therapeutics, Inc. Prior to that, he spent five years as the Chief Financial Officer of cardiovascular device manufacturer Arstasis, Inc. Before entering medical technology operating roles, Dr. Arrow spent nine years running medical technology equity research at three Wall Street firms, the last five years as the head of medical technology research at Lazard, Ltd. He also served as the Chief Financial Officer of the Patent & License Exchange, Inc. He began his surgical residency at the UCLA Medical Center in 1996 before leaving to go into business. He has an MD from Harvard Medical School and a BA in Biophysics, magna cum laude, from Cornell University. He serves as an independent director on the Boards of medical technology companies Rindex Medical, Inc, and Gel-e, Inc., and a director and acting CEO of Machine Learning start-up company Lab NINE, Inc. We believe that Dr. Arrow is qualified to serve as our director because of his experience in C-level operating roles of medical technology companies in multiple stages of development, corporate governance, finance, and his experience in medical technology equity research.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on March 4, 2019.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2019 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Kwong Yeow Liew, Ajay Rajpal, and Alexander Arrow, each of whom is an independent director under NASDAQ’s listing standards. Ajay Rajpal is the Chairperson of the audit committee. The Board has determined that Ajay Rajpal qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee held no meetings during 2018.

The members of the Nominating Committee are Kwong Yeow Liew, Ajay Rajpal, and Alexander Arrow, each of whom is an independent director under NASDAQ’s listing standards. Ajay Rajpal is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held no meetings during 2018.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Kwong Yeow Liew, Ajay Rajpal, and Alexander Arrow, each of whom is an independent director under NASDAQ’s listing standards. Ajay Rajpal is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under British Virgin Islands law, our directors owe fiduciary duties at both common law and under statute, including:

●	a duty to act honestly, in good faith and in what they believe to be in our best interests and not for a collateral purpose;

●	a duty to exercise powers for the purposes for which those powers were conferred and not act in contravention to the BVI Business Companies Act, 2004 (as amended) or the memorandum and articles of association of the company; and

●	a duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests.

In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference relative to 8i Enterprises Acquisition Corp
Meng Dong (James) Tan	8i Holdings Limited Bright Growth Capital Ltd Good Eastern Investment Holdings Ltd 8i Capital Limited	Director & shareholder Director Director & shareholder Director & shareholder	We will have priority over 8i Holdings Limited, Bright Growth Capital Ltd, Good Eastern Investment Holdings Ltd, and 8i Capital Limited. We will have the right of first refusal over any potential acquisition targets

	8i Enterprises Pte Ltd	Director & shareholder	We do not expect a conflict of interest with 8i Enterprises Pte Ltd as it is not seeking acquisitions.

Guan Hong (William) Yap	Lushwell Pte Ltd Nonstop Pte Ltd Elve Ceramcrete Pte Ltd	Director & shareholder Shareholder Director & shareholder

We will have priority over Lushwell Pte Ltd, Nonstop Pte Ltd,and Elve Ceramcrete Pte Ltd. However, we do not expect them to have a conflict of interest with us because these companies are dormant and are not seeking acquisitions.

	Moxian, Inc	Independent Director	We do not expect a conflict as it is not an executive position. In cases of conflict, we will have priority over Moxian.

Ajay Rajpal

NAS Corporate Services Ltd

Brookmans Park Roads Ltd

New Trend Lifestyle Group Plc

Zibao Metals Recycling Holdings Plc

MEC Asian Fund

Grand Vision Media Holdings Plc

Stormont School

Cyber Lion Limited

Dozens Savings Plc

Early Equity Plc

Director & shareholder Director & shareholder Director Director Director Director Director Director & shareholder Director Director

Although each of the companies listed have a pre-existing fiduciary obligation, we do not expect them to have a conflict of interest because each of these companies are not seeking acquisitions of a size and nature that may lead to a possible conflict. In cases of conflict, they will have priority over us.

Alexander Arrow	Zelegent, Inc Protagenic Therapeutics, Inc	Director & employee employee

Zelegent, Inc. and Protagenic Therapeutics, Inc. will have priority over us; however, as neither Zelegent nor Protagenic Therapeutics are acquisition corporations, we anticipate being given the opportunity to review all potential targets of any size of which that our management team becomes aware. Zelegent is a for-profit medical device manufacturer, and Protagenic Therapeutics is a for-profit early-stage biopharmaceutical company.

	Lab NINE, Inc. Gel-e, Inc. Rindex Medical, Inc.	Director & shareholder Director & shareholder Director & shareholder	We do not expect them to have a conflict of interest because each of these companies are not seeking acquisitions.

Kwong Yeow Liew			No current pre-existing fiduciary or contractual obligations.

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of September 12, 2019 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of September 12, 2019, we had 7,427,500 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of September 12, 2019 and the rights are not convertible within 60 days of September 12, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares		Approximate Percentage of Outstanding Ordinary Shares
8i Holdings Limited(2)	1,437,500		19.35%
8i Enterprises Pte Ltd(2)	240,000		*
Meng Dong (James) Tan	1,677,500	(3)	22.58%
Guan Hong (William) Yap	0		0
Kwong Yeow Liew	0		0
Ajay Rajpal	0		0
Alexander Arrow	0		0
Boothbay Absolute Return Strategies(4)	500,000		6.73%
Boothbay Fund Management, LLC(4)	500,000		6.73%
Ari Glass(4)	500,000		6.73%
Weiss Asset Management LP(5)	600,000		8.07%
WAM GP LLC(5)	600,000		8.07%
Andrew M. Weiss, PH.D(5)	600,000		8.07%
BIP GP LLC(5)	465,000		6.26%
All directors and executive officers (five individuals) and as a group			22.58%

* Less than 1%.

(1) Unless otherwise indicated, the business address of each of the individuals is c/o 8i Enterprises Acquisition Corp, 6 Eu Tong Sen Street, #08-13 The Central, Singapore 059817.

(2) Mr. James Tan owns and controls 8i Holdings Limited and 8i Enterprises Pte Ltd.

(3) Consists of shares owned by 8i Holdings Limited and 8i Enterprises Pte Ltd, which Mr. James Tan owns and controls.

(4) Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 810 7th Avenue, Suite 615, New York, NY 10019. Ari Glass serves as the Managing Member of Boothbay Fund Management, LLC.

(5) Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP).

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with VStock Transfer, LLC, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their Ordinary Shares and the right to receive cash dividends, if declared. If dividends are declared and payable in Ordinary Shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their insider shares.

In order to meet our working capital needs following the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 Ordinary Shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 Ordinary Shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company issued one share to its founding director upon its inception on November 24, 2017 for $1. On April 17, 2018, this share was transferred to the 8i Holdings Limited. On July 31, 2018, the Company issued 1,437,499 shares to 8i Holdings Limited for $24,999.

On April 1, 2019, simultaneously with the consummation of the IPO, we consummated a private placement with Enterprises of 221,250 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500. The underwriters exercised the over-allotment option in full and, on April 4, 2019, the underwriters purchased 750,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000. On April 4, 2019, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 18,750 Private Units to Enterprises, generating gross proceeds of $187,500.

In order to meet our working capital needs, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 Ordinary Shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 Ordinary Shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would not be repaid. As discussed in the immediately following paragraph notes for an aggregate amount of up to $300,000 were issued in July 2019.

On July 2, 2019 and July 23, 2019, 8i issued unsecured promissory notes in the aggregate principal amount of up to $300,000 (the “Note”) to 8i Enterprises Pte Ltd, an entity controlled by 8i’s Chairman and Chief Executive Officer (“Enterprises”). The Notes do not bear interest and mature upon closing of a business combination by 8i. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with 8i’s initial public offering) at a price of $10.00 per share at the closing of a business combination. In the event that 8i does not close a business combination, the notes will not be repaid.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these Ordinary Shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our Ordinary Shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our Ordinary Shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from November 24, 2017 (inception) through July 31, 2019, the firm of UHY LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to UHY LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the years ended July 31, 2018 and 2019 totaled $10,000 and $132,147, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards during the years ended July 31, 2018 and 2019.

Tax Fees. We did not pay UHY LLP for tax planning and tax advice for the years ended July 31, 2018 and 2019.

All Other Fees. We did not pay UHY LLP for other services for the year ended July 31, 2018. For the year ended July 31, 2019, we paid UHY LLP $70,575 to conduct financial due diligence services and background checks associated with the Acquisition.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2017, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 27, 2019, by and between Registrant and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
2.1	Share Exchange Agreement dated July 9, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2019)
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.5	Warrant Agreement, dated March 27, 2019, between VStock Transfer, LLC and the Registrant. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
4.6	Rights Agreement, dated March 27, 2019, between VStock Transfer, LLC and the Registrant. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
4.7	Unit Purchase Option, dated April 1, 2019, between the Registrant and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.1	Letter Agreements, dated March 27, 2019, among the Registrant, Chardan Capital Markets, LLC and the Company’s officers, directors and shareholders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.2	Investment Management Trust Agreement, dated March 27, 2019, between Wilmington Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.3	Escrow Agreement, dated March 27, 2019, between the Registrant, VStock Transfer, LLC and the Initial Shareholders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.4	Registration Rights Agreement, dated March 27, 2019, among the Registrant and the Initial Shareholders and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.6	Promissory Note in the principal amount of $200,000 dated July 2, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2019)
10.7	Promissory Note in the principal amount of $100,000 dated July 22, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 23, 2019)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8i ENTERPRISES ACQUISITION CORP

Dated: September 18, 2019	By:	/s/ Meng Dong James Tan
	Name:	Meng Dong (James) Tan
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Meng Dong (James) Tan	Chief Executive Officer and Director	September 18, 2019
Meng Dong (James) Tan	(Principal Executive Officer)

/s/ Guan Hong (William) Yap	Chief Financial Officer and Director	September 18, 2019
Guan Hong (William) Yap	(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 27, 2019, by and between Registrant and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
2.1	Share Exchange Agreement dated July 9, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2019)
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.5	Warrant Agreement, dated March 27, 2019, between VStock Transfer, LLC and the Registrant. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
4.6	Rights Agreement, dated March 27, 2019, between VStock Transfer, LLC and the Registrant. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
4.7	Unit Purchase Option, dated April 1, 2019, between the Registrant and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.1	Letter Agreements, dated March 27, 2019, among the Registrant, Chardan Capital Markets, LLC and the Company’s officers, directors and shareholders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.2	Investment Management Trust Agreement, dated March 27, 2019, between Wilmington Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.3	Escrow Agreement, dated March 27, 2019, between the Registrant, VStock Transfer, LLC and the Initial Shareholders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.4	Registration Rights Agreement, dated March 27, 2019, among the Registrant and the Initial Shareholders and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.6	Promissory Note in the principal amount of $200,000 dated July 2, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2019)
10.7	Promissory Note in the principal amount of $100,000 dated July 22, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 23, 2019)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

8i ENTERPRISES ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of 8i Enterprises Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 8i Enterprises Acquisition Corp. (the “Company”) as of July 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended July 31, 2019 and the period from November 24, 2017 to July 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended July 31, 2019 and the period from November 24, 2017 to July 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is not able to consummate a business combination before April 1, 2020, the Company will commence an automatic winding up, dissolution and liquidation unless the Company seeks and receives the consent of its’ shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditors since 2018.

New York, New York

September 16, 2019

8I ENTERPRISES ACQUISITION CORP.

BALANCE SHEETS

	July 31, 2019	July 31, 2018

Assets
Cash	$218,611	$49,462
Prepaid expenses associated with proposed public offering	33,333	110,206
Deferred offering costs	-	14,926
Total current assets	251,944	174,594
Cash held in Trust Account	57,588,189	-
Total Assets	$57,840,133	$174,594

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$122,158	$3,974
Due to related party	300,000	162,598
Total current liabilities	422,158	166,572
Deferred underwriters’ discount	1,725,000	-
Total liabilities	2,147,158	166,572

Commitments
Ordinary shares subject to possible redemption, 5,067,797 shares and nil shares at redemption value at July 31, 2019 and 2018, respectively	50,692,965	-

Shareholders’ Equity:
Ordinary shares, no par value; unlimited shares authorized; 2,358,203 shares (excluding 5,069,297 shares subject to possible redemption); and 1,437,500 shares issued and outstanding at July 31, 2019 and 2018, respectively	5,393,536	25,000
Accumulated deficit	(393,526)	(16,978)
Total shareholders’ equity	5,000,010	8,022

Total Liabilities and Shareholders’ Equity	$57,840,133	$174,594

The accompanying notes are an integral part of these financial statements.

8I ENTERPRISES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended July 31, 2019	From Inception to July 31, 2018

Formation and operating costs	$(464,771)	$(16,980)
Loss from operations	(464,771)	(16,980)

Other income
Interest income	88,223	2
Total other income	88,223	2

Net loss	$(376,548)	$(16,978)

Basic and diluted weighted average shares outstanding	3,289,818	34,501
Basic and diluted net loss per ordinary share	$(0.11)	$(0.49)

The accompanying notes are an integral part of these financial statements.

8I ENTERPRISES ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Accumulated
	Shares	Amount	Deficit	Total

Balance as of November 24, 2017(Inception)	-	$-	$-	$-
Issuance of ordinary shares to director upon formation	1	1	-	1
Issuance of ordinary shares to Initial Shareholders	1,437,499	24,999	-	24,999
Net loss	-	-	(16,978)	(16,978)
Balance as of July 31, 2018	1,437,500	25,000	(16,978)	8,022
Sale of 5,000,000 units on April 1, 2019 through public offering	5,000,000	50,000,000	-	50,000,000
Sale of 221,250 private placement units on April 1, 2019	221,250	2,212,500	-	2,212,500
Sale of Over-Allotment units to underwriters on April 4, 2019	750,000	7,500,000	-	7,500,000
Sale of Private Placement Units on April 8, 2019	18,750	187,500		187,500
Underwriters’ discount	-	(1,437,500)	-	(1,437,500)
Deferred underwriter discount	-	(1,725,000)	-	(1,725,000)
Unit purchase option	-	100	-	100
Fair value of UPO	-	1,911,300	-	1,911,300
Other offering expenses	-	(2,587,399)	-	(2,587,399)
Net loss	-	-	(376,548)	(376,548)
Maximum number of redeemable shares	(5,069,297)	(50,692,965)	-	(50,692,965)
Balance as of July 31, 2019	2,358,203	$5,393,536	$(393,526)	5,000,010

The accompanying notes are an integral part of these financial statements.

8I ENTERPRISES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2019	From Inception to July 31, 2018

Cash flows from operating activities:
Net loss	$(376,548)	$(16,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	24,432	12,466
Interest earned on cash and marketable securities held in Trust Account	(88,189)	-
Changes in current assets and liabilities:
Prepaid assets	(33,333)	-
Accounts payable and accrued expense	118,184	3,974
Net cash used in operating activities	(355,454)	(538)

Cash flows from investing activities:
Principal deposited in trust account	(57,500,000)	-
Net cash used in investing activities	(57,500,000)	-

Cash flows from financing activities:
Proceeds from initial public offering	56,250,000	-
Proceeds from private placement	2,212,500	-
Proceeds from sale of ordinary shares	-	25,000
Proceeds from underwriters’ unit purchase option	100	-
Proceeds from loan from related party	300,000	25,000
Payment of advances and loan from related party	(351,185)	-
Payment of deferred offering costs	(386,812)	-
Net cash provided by financing activities	58,024,603	50,000

Net change in cash	169,149	49,462
Cash, beginning of the period	49,462	-
Cash, end of period	$218,611	$49,462
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Payments of prepaid expenses associated with proposed public offering and deferred offering costs made by related party	$90,000	$110,206
Payments of deferred offering costs made by related party	$74,155	$14,926

The accompanying notes are an integral part of these financial statements.

8I ENTERPRISES ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2019

Note 1 - Organization and Business Operations

Organization and General

8i Enterprises Acquisition Corp. (the “Company”) is a newly incorporated company incorporated on November 24, 2017 (the “inception”), under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

As of July 31, 2019, the Company had not yet commenced any operations. All activity for the period from November 24, 2017 through July 31, 2019 relates to the Company’s formation, the Initial Public Offering (“IPO”), and the potential acquisition of Diginex Ltd. described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected July 31 as its fiscal year-end.

Sponsor and Financing

The Company issued one share to its founding director upon its inception on November 24, 2017 for $1. On April 17, 2018, this share was transferred to the 8i Holdings Limited. On July 25 2018, the Company issued 1,437,499 shares to 8i Holdings Limited for $24,999.

The Company’s sponsor is 8i Holdings Limited (the “Sponsor”), a Limited Liability Exempted Company incorporated in the Cayman Islands on November 24, 2017. The registration statements for the Company’s IPO were declared effective on March 27, 2019. On April 1, 2019 the Company consummated the Initial Public Offering of 5,000,000 units (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units being offered, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 3. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with 8i Enterprises Pte Ltd, a company wholly owned by Mr. James Tan, of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500.

Upon closing of the IPO and the private placement, the proceeds, less $2,212,500 was held in a trust account (the “Trust Account”) (discussed below).

On April 4, 2019, the underwriters exercised the over-allotment option in full and the closing of the issuance and sale of the additional Units occurred on April 8, 2019. The total aggregate issuance by the Company of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000, less the underwriters’ discount of $1,437,500. On April 8, 2019, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,750 Private Units, generating gross proceeds of $187,500.

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

If the Company is not able to consummate a Business Combination before April 1, 2020, the Company will commence an automatic winding up, dissolution and liquidation unless the Company seeks and receives the consent of its’ shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Share Exchange Agreement

On July 9, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement” or the “Agreement”) with Diginex Ltd. (“Diginex” or the “Seller”) pursuant to which the Company would acquire all of the outstanding equity interests of Diginex (the “Acquisition”). Diginex is in the business of providing blockchain technologies for an ecosystem infrastructure to enable adoption of digital assets across financial markets through the offer of advisory, markets and asset management services.

Upon the closing of the transactions contemplated in the Share Exchange Agreement, the Company will acquire 100% of the issued and outstanding securities of Diginex, in exchange for approximately 20 million of our Ordinary Shares. An additional 4.2 million shares of the Company will be issued at closing or reserved for issuance under an equity incentive plan to members of Diginex’s management team in exchange for currently outstanding options in Diginex. Additionally, 5 million earnout shares are to be issued and held in escrow. The Seller may be entitled to receive earnout shares as follows: (1) 2,000,000 earnout shares if the closing price of the Company’s Ordinary Shares is equal to or greater than $15.00 during any five trading days out of any 30 day trading period prior to December 31, 2020; (2) 2,000,000 earnout shares if the closing price of the Company’s Ordinary Shares is equal to or greater than $20.00 during any five trading days out of any 30 day trading period prior to December 31, 2021; and (3) 1,000,000 earnout shares if the closing price of the Company’s Ordinary Shares is equal to or greater than $30.00 during any five trading days out of any 30 day trading period prior to December 31, 2022.

Conditions to Closing

General Conditions

Consummation of the Share Exchange Agreement and the Acquisition is conditioned upon, among other things:

●	no applicable law or Order (as defined in the Share Exchange Agreement) that restrains, prohibits or imposes any condition on the consummation of the Closing shall be in force;
●	no Action being brought by any governmental Authority to enjoin or otherwise restrict the consummation of the Closing;
●	the Additional Agreements (as defined in the Share Exchange Agreement) shall have been entered into by each party thereto and the same shall be in full force and effect;
●	the Company having at least $5,000,001 in the trust after any redemptions of ordinary shares;
●	the Company having obtained the approval of the Transaction by its shareholders at a duly convened special meeting of shareholders;
●	the consideration shares to be issued having been approved for listing on Nasdaq; and
●	the Company’s redemption of any ordinary shares having been completed in accordance with the terms of the Company’s charter and the Share Exchange Agreement.

Diginex’s Conditions to Closing

The obligation of Diginex to consummate the Share Exchange Agreement and the Acquisition, in addition to the conditions described above, are conditioned upon, among other things, each of the following:

●	the Company having performed in all material respects with its obligations required to be performed by it in the Share Exchange Agreement at or prior to Closing;
●	the representations and warranties of the Company being true on and correct as of the Closing date as if made at and as of such time (except for representations and warranties that speak as of a specific date prior to the Closing Date, in which case such representations and warranties need only be true and correct as of such earlier date); provided, that this condition shall be deemed satisfied unless any and all inaccuracies in such representations and warranties, in the aggregate, result in a Purchaser Material Adverse Effect (as defined in the Share Exchange Agreement), in each case without giving effect to any limitation as to materiality or Purchaser Material Adverse Effect set forth therein;

●	the Company shall have executed and delivered to the Company a copy of each Additional Agreement to which it is a party;
●	the Sellers designees shall have been appointed to the board of directors of the Purchaser, effective as of the Closing;
●	there shall have not occurred and be continuing any Purchaser Material Adverse Effect (on the Purchaser; and;
●	the Company shall have filed with the BVI Registrar of Corporate Affairs the Second Amended and Restated Memorandum and Articles of Association in the form included in the Proxy Statement and approved by the Purchaser’s shareholders at the Purchaser Special Meeting.

The Company’s Conditions to Closing

The obligations of the Company to consummate the transactions contemplated by the Share Exchange Agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon, among other things, each of the following:

●	Diginex having performed in all material respects its obligations required to be performed by it in the Share Exchange Agreement at or prior to Closing;
●	there shall have not occurred and be continuing any Company Material Adverse Effect (as defined in the Share Exchange Agreement) on Diginex and its subsidiaries;
●	the representations and warranties of Diginex being true and correct on and as of the Closing as if made at and as of such time (except for representations and warranties that speak as of a specific date prior to the Closing Date, in which case such representations and warranties need only be true and correct as of such earlier date); provided, that this condition shall be deemed satisfied unless any and all inaccuracies in such representations and warranties, in the aggregate, result in a Company Material Adverse Effect (as defined in the Share Exchange Agreement), in each case without giving effect to any limitation as to materiality or Company Material Adverse Effect set forth therein;
●	there shall have not occurred and be continuing any Company Material Adverse Effect,
●	Diginex’s key personnel shall have executed the non-compete agreements and Diginex shall have entered into labor agreements with each of its employees to the extent required by law, and satisfied all accrued obligations of the Purchaser applicable to its employees; and
●	Diginex shall have provided executed copies of lock-up agreements by each of the Sellers and each Diginex option holder.

Accounting for the Acquisition

The Business Combination will be accounted for as a “reverse merger” in accordance with U.S. GAAP. Under this method of accounting the Company will be treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, Diginex securityholders are expected to have a majority of the voting power of the combined company, Diginex comprising all of the ongoing operations of the combined entity, Diginex comprising a majority of the governing body of the combined company, and Diginex’s senior management comprising all of the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of Diginex issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company will be stated at fair value which approximates historical costs as the Company has only cash and short-term liabilities. No goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Diginex.

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

Liquidity

As of July 31, 2019, the Company had cash outside the Trust Account of $218,611 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of July 31, 2019, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through July 31, 2019, the Company’s liquidity needs were satisfied through receipt of an aggregate of $626,185 from an affiliate of the Sponsor, of which $326,185 were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4).

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, offering costs totaling approximately $5,749,899 have been charged to stockholders’ equity (consisting of $1,437,500 in underwriters’ discount, $1,725,000 in deferred underwriters’ discount, plus $676,099 of other cash expenses, and a non-cash charge of $1,911,300 to record the fair value of the Unit Purchase Option (UPO) (as described in Note 4 - Private Placement). For the year ended July 31, 2019, payments of deferred offering cost amounted to $386,812.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of July 31, 2019.

Cash Held in Trust Account

At July 31, 2019, the assets held in the Trust Account were held in cash and treasury funds.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at July 31, 2019, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. At July 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

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

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with 8i Enterprises Pte Ltd of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500.

On April 4, 2019, the underwriters exercised the over-allotment option in full and the closing of the issuance and sale of the additional Units occurred on April 8, 2019. The total aggregate issuance by the Company of an additional 750,000 units at a price of $10.00 per unit resulted in additional gross proceeds of $7,500,000. On April 8, 2019, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,750 Private Units, generating gross proceeds of $187,500.

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

Note 5 - Related Party Transactions

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

Related Party Loans

8i Enterprises Pte Ltd extended a loan of $25,000 on May 3, 2018. This loan was non-interest bearing and was repaid in August 2018. As of July 31, 2019, 8i Enterprises Pte Ltd had advanced the Company an aggregate of $626,185, in regard to the costs associated with the formation and the IPO Offering, of which the Company repaid $326,185 to 8i Enterprises Pte. Ltd from the proceeds of the Initial Public Offering not being placed in the Trust Account on April 1, 2019.

On July 2, 2019 and July 23, 2019, the Company issued unsecured promissory notes in the aggregate principal amount of up to $300,000 (the “Notes”) to 8i Enterprises Pte Ltd. The Notes do not bear interest and mature upon closing of a business combination by the Company. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s initial public offering) at a price of $10.00 per share at the closing of a business combination. In the event that the Company does not close a business combination, the notes will not be repaid.

Note 6 - Commitments and Contingencies

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

Business Combination Marketing Agreements

Chardan M&A Agreement

On April 12, 2019, the Company engaged Chardan to act as financial and M&A advisor (the Chardan M&A Agreement) in connection with a business combination (the “Transaction”) to advise and assist the Company in negotiating terms and conditions of the above defined or other transactions, introduce the Company, either directly or indirectly, to potential investors and/or business partners (“Chardan Introduced Parties”), and perform such other financial advisory services as Chardan and the Company may from time to time agree upon. In the event a Transaction is consummated, the Company will pay Chardan an advisory fee (the Chardan Advisory Fee”) equal to the lesser of $1 million or 1% of the Aggregate Value of the Transaction, which is deductible from the Chardan Financing Fee and Chardan M&A Fee described below. In the event a Transaction is consummated involving a Chardan Introduced Party as investor that is not a holder of the Company’s securities as of April 12, 2019, the Company will pay Chardan a financing fee (the “Chardan Financing Fee”) an aggregate cash fee equal to 5% of the aggregate sales price of the Company securities sold in the Transaction to investors that are not holders of the Company’s securities as of April 12, 2019. In the event a Transaction is consummated involving a Chardan Introduced Party as business combination target that has not been in negotiations with the Company as of April 12, 2019, the Company will pay Chardan an aggregate M&A fee (the “Chardan M&A Fee”) based on the Aggregate Value of the Transaction, according to the following schedule: 3% of the Aggregate Value up to $100 million, 2% of the Aggregate Value up between $100 million to $200 million; and 1% of the Aggregate Value above $200 million. If a Transaction with an Introduced Party is not consummated prior to the expiration of the Chardan M&A Agreement, Chardan shall be entitled to the Chardan Advisory Fee and the Chardan Financing Fee with respect to any Transaction involving introduced parties within 12 months following the expiration or termination of the Chardan M&A agreement. The Company will also reimburse Chardan for up to $50,000 of its reasonable costs and expenses incurred by it in connection with the performance of its services.

Shine Link Limited Pre-Combination Consultancy Agreement

The Company has also engaged Shine Link Limited (“Shine Link”) to assist the Company in the search of suitable targets to acquire for the business combination, introducing potential targets to the Company from time to time for consideration, providing consultancy services to help guide the Company in acquiring Targets, whether or not introduced by Shine Link, assessing each potential target and discussing each target with the Company, including its shareholding structure, structure of the transaction, capital structure of the target, board composition and management structure, conflicts of interest and interest persons transactions, matters arising from applicable regulations, appointment of suitable professionals, combination timetable, and other matters concerning the combination preparation including negotiations and reviewing legal documentation. As consideration for Shine Link’s services, the Company will issue 100,000 new shares to Shine Link upon successful closing of a combination, whether or not that Target is introduced by Shine Link.

Note 7 - Shareholders’ Equity

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

As of July 31, 2019, the Company has issued an aggregate of 2,358,203 ordinary shares, excluding 5,069,297 shares subject to possible redemption, none of which are subject to forfeiture.

Preferred Stock

As of July 31, 2019, there were no preferred stock issued or outstanding.

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

