Form 10-Q
period 2019-10-31
8i Enterprises Acquisition Corp.
filed 2019-12-10
CIK 1753648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

+65 67880388

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

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

As of December 10, 2019, 7,427,500 ordinary shares, no par value, were issued and outstanding.

8i ENTERPRISES ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2019

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

8I ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	October 31, 2019	July 31, 2019
	(Unaudited)
Assets
Cash	$161,439	$218,611
Due from Diginex	40,767	-
Prepaid expenses	22,373	33,333
Total current assets	224,579	251,944
Cash held in Trust Account	57,829,515	57,588,189
Total Assets	$58,054,094	$57,840,133

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$42,333	$122,158
Due to related party	650,000	300,000
Total current liabilities	692,333	422,158
Deferred underwriters’ discount	1,725,000	1,725,000
Total liabilities	2,417,333	2,147,158

Commitments
Ordinary shares subject to possible redemption, 5,063,675 shares and 5,069,297 shares at redemption value at October 31, 2019 and July 31, 2019, respectively	50,636,750	50,692,965

Shareholders’ Equity:
Ordinary shares, no par value; unlimited shares authorized; 2,363,825 shares (excluding 5,063,675 shares subject to possible redemption) and 2,358,203 shares (excluding 5,069,297 shares subject to possible redemption) issued and outstanding at October 31, 2019 and July 31, 2019, respectively	5,449,751	5,393,536
Accumulated deficit	(449,740)	(393,526)
Total shareholders’ equity	5,000,011	5,000,010

Total Liabilities and Shareholders’ Equity	$58,054,094	$57,840,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	October 31, 2019	October 31, 2018

Formation and operating costs	$(297,556)	$(4,614)
Loss from operations	(297,556)	(4,614)

Other income
Interest income	241,342	2
Total other income	241,342	2

Net loss	$(56,214)	$(4,612)

Basic and diluted weighted average shares outstanding	7,427,500	1,250,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Accumulated
	Shares	Amount	Deficit	Total

Balance as of July 31, 2019	2,358,203	$5,393,536	$(393,526)	$5,000,010
Reclassification of ordinary shares subject to possible redemption	5,622	56,215	-	56,215
Net loss	-	-	(56,214)	(56,214)
Balance as of October 31, 2019	2,363,825	$5,449,751	$(449,740)	$5,000,011

	Ordinary Shares		Accumulated
	Shares	Amount	Deficit	Total

Balance as of July 31, 2018	1,437,500	$25,000	$(16,978)	$8,022
Net loss	-	-	(4,612)	(4,612)
Balance as of October 31, 2018	1,437,500	$25,000	$(21,590)	$3,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31, 2019	October 31, 2018

Cash flows from operating activities:
Net loss	$(56,214)	$(4,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	-	215
Interest earned on cash and marketable securities held in Trust Account	(241,326)	-
Changes in current assets and liabilities:
Due from Diginex	(40,767)	-
Prepaid expenses	10,960	-
Accounts payable and accrued expense	(79,825)	(3,209)
Net cash used in operating activities	(407,172)	(7,606)

Cash flows from financing activities:
Proceeds from loans from related party	350,000	-
Payment of advances and loan from related party	-	(25,000)
Net cash provided by (used in) financing activities	350,000	(25,000)

Net change in cash	(57,172)	(32,606)
Cash, beginning of the period	218,611	49,462
Cash, end of period	$161,439	$16,856
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Payments of prepaid expenses associated with proposed public offering and deferred offering costs made by related party	$-	$65,000
Payments of deferred offering costs made by related party	$-	$37,813
Reclassification of ordinary shares subject to possible redemption	$56,215	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

October 31, 2019

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

As of October 31, 2019, the Company had not yet commenced any operations. All activity for the period from November 24, 2017 (inception) through October 31, 2019 relates to the Company’s formation, the Initial Public Offering (“IPO”), and the potential acquisition of Diginex Ltd. described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected July 31 as its fiscal year-end.

Sponsor and Financing

The Company issued one share to its founding director upon its inception on November 24, 2017 for $1. On April 17, 2018, this share was transferred to the 8i Holdings Limited. On July 25 2018, the Company issued 1,437,499 shares to 8i Holdings Limited for $24,999.

The Company’s sponsor is 8i Holdings Limited (“the “Sponsor”), a Limited Liability Exempted Company incorporated in the Cayman Islands on November 24, 2017. The registration statements for the Company’s IPO were declared effective on March 27, 2019. On April 1, 2019, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units being offered, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 3. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with 8i Enterprises Pte. Ltd., a company wholly owned by Mr. James Tan, of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500.

Upon closing of the IPO and the private placement, the proceeds, less $2,212,500 was held in a trust account (the “Trust Account”) (discussed below).

On April 4, 2019, the underwriters exercised the over-allotment option in full and the closing of the issuance and sale of the additional Units occurred on April 8, 2019. The total aggregate issuance by the Company of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000, less underwriters’ discount of $1,437,500. On April 8, 2019, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,750 Private Units, generating gross proceeds of $187,500.

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

Initial Business Combination

The Company will have until 12 months from the consummation of the IPO to consummate its initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Wilmington Trust Company, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem or purchase 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

If the Company is not able to consummate a Business Combination before April 1, 2020, the Company will commence an automatic winding up, dissolution and liquidation, unless the Company seeks and receives the consent of its’ shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Share Exchange Agreement

On July 9, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Diginex Ltd., a Hong Kong company (“Diginex”), the shareholders of Diginex (the “Sellers”) and Pelham Limited, a Hong Kong company, as representative of the Sellers (the “Representative”), pursuant to which the Company would acquire all of the outstanding equity interests of Diginex (the “Acquisition”). Diginex is in the business of providing blockchain technologies for an ecosystem infrastructure to enable adoption of digital assets across financial markets through the offer of advisory, markets and asset management services. Pursuant to the terms of the Share Exchange Agreement, the Sellers agreed to sell, transfer, convey, assign and deliver to the Company all of the issued and outstanding ordinary shares of Diginex owned by the Sellers in exchange for the issuance to the Sellers of an aggregate of 20,000,000 Ordinary Shares (the “Share Exchange”).

On October 8, 2019, each of the parties to the Share Exchange Agreement entered into an amendment and joinder to the Share Exchange Agreement (the “Amendment,” and together with the Share Exchange Agreement, the “Amended Share Exchange Agreement”) with Digital Innovative Limited, a Singapore public company limited by shares (“Singapore NewCo”), and its wholly-owned subsidiary Digital Innovative Limited, a British Virgin Islands business company (“BVI NewCo”), for the purpose of joining both entities as parties to the Share Exchange Agreement. The Amendment reflects that prior to the consummation of the Share Exchange, BVI NewCo will merge with and into the Company (the “Reincorporation Merger”), and the Company will be the surviving entity and a wholly-owned subsidiary of Singapore NewCo pursuant to a merger agreement by and among Singapore NewCo, BVI NewCo and the Company (the “Merger Agreement”) and a plan of merger by and among the Company and BVI NewCo (the “Plan of Merger”). At the closing of the Reincorporation Merger, Singapore NewCo will issue ordinary shares, with no par value (the “Singapore NewCo Ordinary Shares”), and warrants to the Company’s shareholders (the “Singapore NewCo Warrants”), as set forth in the Merger Agreement. The Amendment also provides, among other things, (i) that Singapore NewCo Ordinary Shares will be issued to the Sellers in the Share Exchange in lieu of Ordinary Shares, (ii) that references to the proxy statement in the Share Exchange Agreement were replaced with references to the definitive proxy statement/prospectus and (iii) that references to the Purchaser and its obligations (x) post-closing, (y) with respect to Nasdaq matters, and (z) for directors’ and officers’ indemnification and liability insurance in the Share Exchange Agreement, were replaced with Singapore NewCo.

Of the 20,000,000 Singapore NewCo Ordinary Shares issuable to the Sellers in the Share Exchange, 2,000,000 Singapore NewCo Ordinary Shares (which will not be fully paid at issuance) will be deposited into an escrow account for a period of twelve months (the “Escrow Period”) to satisfy any potential indemnification claims against Sellers brought pursuant to the Amended Share Exchange Agreement (the “Escrow Shares”). At the closing of the Share Exchange, each option to purchase ordinary shares of Diginex (the “Diginex Options”) outstanding under Diginex’s existing incentive plan, whether vested or unvested, will be cancelled and the holders of the Diginex Options will receive options to acquire an aggregate of 4,200,000 Singapore NewCo Ordinary Shares (the “Singapore NewCo Options”) in exchange for such cancellation. The Singapore NewCo Options may not be transferred, assigned or sold for a period of fifteen (15) months following the consummation of the Business Combination. Each Singapore NewCo Option will, without any requirement for payment, automatically convert into one (1) Singapore NewCo Ordinary Share, which Singapore NewCo Ordinary Shares shall be issued to each holder of a Singapore NewCo Option as follows: (a) one-third (1/3) on the date that is fifteen (15) months after the Closing Date, (b) one-third (1/3) on the date that is eighteen (18) months after the Closing Date, and (c) one-third (1/3) on the date that is twenty-one (21) months after the Closing Date, in the case of each of (a), (b) and (c), rounded to the nearest Singapore NewCo Ordinary Share, subject to certain limitations set forth herein. The Singapore NewCo Options to be issued in the Share Exchange will be separate from and in addition to any options or other awards issued or issuable under the Digital Innovative Limited 2019 Omnibus Incentive Plan (the “Incentive Plan”).

The Sellers will be entitled to receive up to an additional 5,000,000 Singapore NewCo Ordinary Shares, which we refer to as “Earnout Shares,” after the closing of the Business Combination if the closing price of Singapore NewCo Ordinary Shares on the Nasdaq Capital Market (“Nasdaq”) (or any other applicable securities exchange) is equal to or greater than the stock prices set forth below during any five trading days out of any 30 trading day period (the “Trading Period”) following the closing of the Business Combination until the applicable milestone date: (1) 2,000,000 Earnout Shares if the closing price is USD$15.00 during any Trading Period ending on or before December 31, 2020; (2) 2,000,000 Earnout Shares if the closing price is $20.00 during any Trading Period ending on or before December 31, 2021; and (3) 1,000,000 Earnout Shares if the closing price is U$30.00 during any Trading Period ending on or before December 31, 2022. All share and per share amounts above shall be proportionally adjusted for share splits, dividends, and similar events.

Conditions to Closing

General Conditions

Consummation of the Share Exchange Agreement is conditioned upon, among other things:

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

Diginex’s Conditions to Closing

The obligation of Diginex to consummate the Share Exchange Agreement, in addition to the conditions described above, are conditioned upon, among other things, each of the following:

●	the Company having performed in all material respects with its obligations required to be performed by it in the Share Exchange Agreement at or prior to Closing;
●	the representations and warranties of the Company being true on and correct as of the Closing date as if made at and as of such time (except for representations and warranties that speak as of a specific date prior to the Closing Date, in which case such representations and warranties need only be true and correct as of such earlier date); provided, that this condition shall be deemed satisfied unless any and all inaccuracies in such representations and warranties, in the aggregate, result in a Purchaser Material Adverse Effect (as defined in the Share Exchange Agreement), in each case without giving effect to any limitation as to materiality or Purchaser Material Adverse Effect set forth therein;
●	the Company shall have executed and delivered to the Company a copy of each Additional Agreement to which it is a party;

●	the Sellers designees shall have been appointed to the board of directors of the Purchaser, effective as of the Closing;
●	there shall have not occurred and be continuing any Purchaser Material Adverse Effect (on the Purchaser); and;
●	the Company shall have filed with the BVI Registrar of Corporate Affairs the Second Amended and Restated Memorandum and Articles of Association in the form included in the Proxy Statement and approved by the Purchaser’s shareholders at the Purchaser Special Meeting.

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

Liquidity

As of October 31, 2019, the Company had cash outside the Trust Account of $161,439 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of October 31, 2019, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through October 31, 2019, the Company’s liquidity needs were satisfied through receipt of an aggregate of $976,185 from an affiliate of the Sponsor, of which $326,185 were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4).

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

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly its financial position, results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year. This Form 10-Q should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2019, filed with the SEC on September 19, 2019.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, offering costs totaling approximately $5,749,899 have been charged to stockholders’ equity (consisting of $1,437,500 in underwriters’ discount, $1,725,000 in deferred underwriters’ discount, plus $676,099 of other cash expenses, and a non-cash charge of $1,911,300 to record the fair value of the Unit Purchase Option (UPO) (as described in Note 4 – Private Placement). There were no payments of deferred offering costs for the three months ended October 31, 2019.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of October 31, 2019 and July 31, 2019.

Cash Held in Trust Account

At October 31, 2019, the assets held in the Trust Account were held in cash and treasury funds.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at October 31, 2019, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. At October 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of October 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception and has identified the British Virgin Islands as its only “major” tax jurisdiction. The Company is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

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

Note 4 – Private Placement

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with 8i Enterprises Pte. Ltd. of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500.

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

Related Party Loans

8i Enterprises Pte. Ltd., an entity controlled by the Company’s Chairman and Chief Executive Officer, extended a loan of $25,000 on May 3, 2018. This loan was non-interest bearing and was repaid in August 2018. As of October 31, 2019, 8i Enterprises Pte. Ltd. had advanced the Company an aggregate of $976,185, in regard to the costs associated with the formation and the IPO Offering, of which the Company repaid $326,185 to 8i Enterprises Pte. Ltd. from the proceeds of the Initial Public Offering not being placed in the Trust Account on April 1, 2019.

On July 2, 2019, July 23, 2019, September 25, 2019, and October 15, 2019, the Company issued unsecured promissory notes in the aggregate principal amount of up to $650,000 (the “Notes”) to 8i Enterprises Pte. Ltd. The Notes do not bear interest and mature upon closing of a business combination by the Company. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s initial public offering) at a price of $10.00 per share at the closing of a business combination. In the event that the Company does not close a business combination, the notes will not be repaid.

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

As of October 31, 2019, the Company has issued an aggregate of 2,363,825 ordinary shares, excluding 5,063,675 shares subject to possible redemption, none of which are subject to forfeiture.

Preferred Stock

As of October 31, 2019, there were no preferred stock issued or outstanding.

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

Private Warrants

The Private warrants contain identical terms as Public Warrants with the following exceptions:

1.	Private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by 8i Enterprises Pte. Ltd. or its permitted transferees.
2.	Because the private units will be issued in a private transaction, 8i Enterprises Pte. Ltd. and its permitted transferees will be allowed to exercise the private warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares.
3.	8i Enterprises Pte. Ltd. and its designees have agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop the Company’s public shareholders from converting or selling their shares to the Company in connection with a business combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete a business combination within 12 months from the closing of the Proposed Offering (or 18 months, as applicable) unless the Company provides dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. 8i Enterprises Pte. Ltd. and its designees have also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until the completion of our initial business combination.

Item 2. Management’s Discussion and Analysis.

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

On April 1, 2019, the Company consummated its initial public offering (“IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500. Subsequently, the underwriters exercised the over-allotment option in full and, on April 8, 2019, the underwriters purchased 750,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000, less underwriters’ discount of $1,437,500. On April 8, 2019, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,750 Private Units, generating gross proceeds of $187,500. A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on April 1, 2019 and April 8, 2019 were placed in a trust account established for the benefit of the Company’s public stockholders.

As of October 31, 2019, a total of $57,829,515 of the net proceeds from the IPO and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Proposed Business Combination

On July 9, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Diginex Limited, a Hong Kong company (“Diginex”), the shareholders of Diginex (the “Sellers”) and Pelham Limited, a Hong Kong company, as representative of the Sellers (the “Representative”). Pursuant to the terms of the Share Exchange Agreement, the Sellers agreed to sell, transfer, convey, assign and deliver to the Company all of the issued and outstanding ordinary shares of Diginex owned by the Sellers in exchange for the issuance to the Sellers of an aggregate of 20,000,000 Ordinary Shares (the “Share Exchange”).

On October 8, 2019, each of the parties to the Share Exchange Agreement entered into an amendment and joinder to the Share Exchange Agreement (the “Amendment,” and together with the Share Exchange Agreement, the “Amended Share Exchange Agreement”) with Digital Innovative Limited, a Singapore public company limited by shares (“Singapore NewCo”), and its wholly-owned subsidiary Digital Innovative Limited, a British Virgin Islands business company (“BVI NewCo”), for the purpose of joining both entities as parties to the Share Exchange Agreement. The Amendment reflects that prior to the consummation of the Share Exchange, BVI NewCo will merge with and into the Company (the “Reincorporation Merger”), and the Company will be the surviving entity and a wholly-owned subsidiary of Singapore NewCo pursuant to a merger agreement by and among Singapore NewCo, BVI NewCo and the Company (the “Merger Agreement”) and a plan of merger by and among the Company and BVI NewCo (the “Plan of Merger”). At the closing of the Reincorporation Merger, Singapore NewCo will issue ordinary shares, with no par value (the “Singapore NewCo Ordinary Shares”), and warrants to the Company’s shareholders (the “Singapore NewCo Warrants”), as set forth in the Merger Agreement. The Amendment also provides, among other things, (i) that Singapore NewCo Ordinary Shares will be issued to the Sellers in the Share Exchange in lieu of Ordinary Shares, (ii) that references to the proxy statement in the Share Exchange Agreement were replaced with references to the definitive proxy statement/prospectus and (iii) that references to the Purchaser and its obligations (x) post-closing, (y) with respect to Nasdaq matters, and (z) for directors’ and officers’ indemnification and liability insurance in the Share Exchange Agreement, were replaced with Singapore NewCo.

Of the 20,000,000 Singapore NewCo Ordinary Shares issuable to the Sellers in the Share Exchange, 2,000,000 Singapore NewCo Ordinary Shares (which will not be fully paid at issuance) will be deposited into an escrow account for a period of twelve months (the “Escrow Period”) to satisfy any potential indemnification claims against Sellers brought pursuant to the Amended Share Exchange Agreement (the “Escrow Shares”). At the closing of the Share Exchange, each option to purchase ordinary shares of Diginex (the “Diginex Options”) outstanding under Diginex’s existing incentive plan, whether vested or unvested, will be cancelled and the holders of the Diginex Options will receive options to acquire an aggregate of 4,200,000 Singapore NewCo Ordinary Shares (the “Singapore NewCo Options”) in exchange for such cancellation. The Singapore NewCo Options may not be transferred, assigned or sold for a period of fifteen (15) months following the consummation of the Business Combination. Each Singapore NewCo Option will, without any requirement for payment, automatically convert into one (1) Singapore NewCo Ordinary Share, which Singapore NewCo Ordinary Shares shall be issued to each holder of a Singapore NewCo Option as follows: (a) one-third (1/3) on the date that is fifteen (15) months after the Closing Date, (b) one-third (1/3) on the date that is eighteen (18) months after the Closing Date, and (c) one-third (1/3) on the date that is twenty-one (21) months after the Closing Date, in the case of each of (a), (b) and (c), rounded to the nearest Singapore NewCo Ordinary Share, subject to certain limitations set forth herein. The Singapore NewCo Options to be issued in the Share Exchange will be separate from and in addition to any options or other awards issued or issuable under the Digital Innovative Limited 2019 Omnibus Incentive Plan (the “Incentive Plan”).

The Sellers will be entitled to receive up to an additional 5,000,000 Singapore NewCo Ordinary Shares, which we refer to as “Earnout Shares,” after the closing of the Business Combination if the closing price of Singapore NewCo Ordinary Shares on the Nasdaq Capital Market (“Nasdaq”) (or any other applicable securities exchange) is equal to or greater than the stock prices set forth below during any five trading days out of any 30 trading day period (the “Trading Period”) following the closing of the Business Combination until the applicable milestone date: (1) 2,000,000 Earnout Shares if the closing price is USD$15.00 during any Trading Period ending on or before December 31, 2020; (2) 2,000,000 Earnout Shares if the closing price is $20.00 during any Trading Period ending on or before December 31, 2021; and (3) 1,000,000 Earnout Shares if the closing price is U$30.00 during any Trading Period ending on or before December 31, 2022. All share and per share amounts above shall be proportionally adjusted for share splits, dividends, and similar events.

A more detailed description of the Share Exchange with Diginex and the related transactions can be found in our preliminary proxy statement/prospectus filed with the SEC on November 22, 2019.

Recent Developments

On September 25, 2019 and October 15, 2019, the Company issued unsecured promissory notes in the aggregate principal amount of $350,000 (the “Notes”) to 8i Enterprises Pte. Ltd., an entity controlled by the Company’s Chairman and Chief Executive Officer (“Enterprises”). The Notes do not bear interest and matures upon closing of a business combination by the Company. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s initial public offering) at a price of $10.00 per share at the closing of a business combination. In the event that the Company does not close a business combination, the Notes will not be repaid.

Results of Operations

Our entire activity from inception up to April 1, 2019 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, entering into the Share Exchange Agreement, and preparing a proxy statement relating to the Share Exchange, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended October 31, 2019, we had a net loss of $56,214. During the three months ended October 31, 2019, we incurred $297,556 of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses, and we recorded $241,342 of interest income mainly from investments in our Trust Account.

For the three months ended October 31, 2018, we had a net loss of $4,612. During the three months ended October 31, 2018, we incurred $4,614 of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses, and we recorded $2 of interest income.

Liquidity and Capital Resources

As of October 31, 2019, we had $161,439 in cash, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $976,185, of which $326,185 was repaid at the closing of the IPO, and the funds received in the IPO and Private Placement that are held outside the trust account.

On July 2, 2019, July 23, 2019, September 25, 2019, and October 15, 2019, we issued unsecured promissory notes in the aggregate principal amount of up to $650,000 (the “Notes”) to 8i Enterprises Pte. Ltd. The Notes do not bear interest and mature upon closing of a business combination by the Company. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with our initial public offering) at a price of $10.00 per share at the closing of a business combination. In the event that we do not close a business combination, the notes will not be repaid.

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

We anticipate that the amounts outside of our trust account, combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to allow us to operate until April 1, 2020, assuming that a business combination is not consummated during that time.

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

Off-Balance Sheet Arrangements

As of October 31, 2019, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2019, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account are currently invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On April 1, 2019, the Company consummated its initial public offering (“IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500. Subsequently, the underwriters exercised the over-allotment option in full and, on April 8, 2019, the underwriters purchased 750,000 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000, less underwriters’ discount of $1,437,500. On April 8, 2019, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 18,750 Private Units, generating gross proceeds of $187,500. A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placements on April 1, 2019 and April 8, 2019 were placed in a trust account established for the benefit of the Company’s public stockholders.

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

We paid a total of $1,437,500 in underwriting discounts and commissions (not including the 3.0% deferred underwriting commission payable at the consummation of initial business combination) and $676,099 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

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

Date: December 10, 2019

