Form 10-Q
period 2020-01-31
8i Enterprises Acquisition Corp.
filed 2020-03-11
CIK 1753648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2020

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

As of March 9, 2020, 7,427,500 ordinary shares, no par value, were issued and outstanding.

8i ENTERPRISES ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2020

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

8I ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	January 31, 2020	July 31, 2019
	(Unaudited)
Assets
Cash	$28,759	$218,611
Prepaid expenses	61,408	33,333
Total current assets	90,167	251,944
Cash held in Trust Account	58,015,127	57,588,189
Total Assets	$58,105,294	$57,840,133

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$56,699	$122,158
Due to related party	720,000	300,000
Total current liabilities	776,699	422,158
Deferred underwriters’ discount	1,725,000	1,725,000
Total liabilities	2,501,699	2,147,158

Commitments
Ordinary shares subject to possible redemption, 5,060,358 shares and 5,069,297 shares at redemption value at January 31, 2020 and July 31, 2019, respectively	50,603,580	50,692,965

Shareholders’ Equity:
Ordinary shares, no par value; unlimited shares authorized; 2,367,142 shares (excluding 5,060,358 shares subject to possible redemption) and 2,358,203 shares (excluding 5,069,297 shares subject to possible redemption) issued and outstanding at January 31, 2020 and July 31, 2019, respectively	5,482,921	5,393,536
Accumulated deficit	(482,906)	(393,526)
Total shareholders’ equity	5,000,015	5,000,010

Total Liabilities and Shareholders’ Equity	$58,105,294	$57,840,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019

Formation and operating costs	$(218,785)	$(12,091)	$(516,341)	$(16,705)
Loss from operations	(218,785)	(12,091)	(516,341)	(16,705)

Other income
Interest income	185,619	1	426,961	3
Total other income	185,619	1	426,961	3

Net loss	$(33,166)	$(12,090)	$(89,380)	$(16,702)

Basic and diluted weighted average shares outstanding	7,427,500	1,250,000	7,427,500	1,250,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Accumulated	Total
	Shares	Amount	Deficit	Equity

Balance as of July 31, 2019	2,358,203	$5,393,536	$(393,526)	$5,000,010
Reclassification of ordinary shares subject to possible redemption	5,622	56,215	-	56,215
Net loss	-	-	(56,214)	(56,214)
Balance as of October 31, 2019	2,363,825	5,449,751	(449,740)	5,000,011
Reclassification of ordinary shares subject to possible redemption	3,317	33,170	-	33,170
Net loss	-	-	(33,166)	(33,166)
Balance as of January 31, 2020	2,367,142	$5,482,921	$(482,906)	$5,000,015

	Ordinary Shares		Accumulated	Total
	Shares	Amount	Deficit	Equity

Balance as of July 31, 2018	1,437,500	$25,000	$(16,978)	$8,022
Net loss	-	-	(4,612)	(4,612)
Balance as of October 31, 2018	1,437,500	25,000	(21,590)	3,410
Net loss	-	-	(12,090)	(12,090)
Balance as of January 31, 2019	1,437,500	$25,000	$(33,680)	$(8,680)

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	January 31, 2020	January 31, 2019

Cash flows from operating activities:
Net loss	$(89,380)	$(16,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	-	2,834
Interest earned on cash and marketable securities held in Trust Account	(426,938)	-
Changes in current assets and liabilities:
Prepaid expenses	(28,075)	-
Accounts payable and accrued expense	(65,459)	6,276
Net cash used in operating activities	(609,852)	(7,592)

Cash flows from financing activities:
Proceeds from loans from related party	420,000	-
Payment of advances and loan from related party	-	(25,000)
Net cash provided by (used in) financing activities	420,000	(25,000)

Net change in cash	(189,852)	(32,592)
Cash, beginning of the period	218,611	49,462
Cash, end of period	$28,759	$16,870
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Payments of prepaid expenses associated with proposed public offering and deferred offering costs made by related party	$-	$90,000
Payments of deferred offering costs made by related party	$-	$64,898
Reclassification of ordinary shares subject to possible redemption	$89,385	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

January 31, 2020

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

As of January 31, 2020, the Company had not yet commenced any operations. All activity for the period from November 24, 2017 (inception) through January 31, 2020 relates to the Company’s formation, the Initial Public Offering (“IPO”), and the potential acquisition of Diginex Ltd. described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected July 31 as its fiscal year-end.

Sponsor and Financing

The Company issued one share to its founding director upon its inception on November 24, 2017 for $1. On April 17, 2018, this share was transferred to the 8i Holdings Limited. On July 25, 2018, the Company issued 1,437,499 shares to 8i Holdings Limited for $24,999.

The Company’s sponsor is 8i Holdings Limited (“the “Sponsor”), a Limited Liability Exempted Company incorporated in the Cayman Islands on November 29, 2017. The registration statements for the Company’s IPO were declared effective on March 27, 2019. On April 1, 2019, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units being offered, the “Public Shares”), generating gross proceeds of $50,000,000, which is described in Note 3. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with 8i Enterprises Pte. Ltd., a company wholly owned by Mr. James Tan, of 221,250 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,212,500.

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

On October 8, 2019, each of the parties to the Share Exchange Agreement entered into an amendment and joinder to the Share Exchange Agreement (the “Amendment,” and together with the Share Exchange Agreement, the “Amended Agreement”) with Diginex Limited (formerly known as Digital Innovative Limited), a Singapore public company limited by shares (“Singapore NewCo”), and its wholly-owned subsidiary Digital Innovative Limited, a British Virgin Islands business company (“BVI NewCo”), for the purpose of joining both entities as parties to the Share Exchange Agreement. The Amendment reflects that prior to the consummation of the Share Exchange, BVI NewCo will merge with and into the Company (the “Reincorporation Merger”), and the Company will be the surviving entity and a wholly-owned subsidiary of Singapore NewCo pursuant to a merger agreement by and among Singapore NewCo, BVI NewCo and the Company (the “Merger Agreement”) and a plan of merger by and among the Company and BVI NewCo (the “Plan of Merger”). At the closing of the Reincorporation Merger, Singapore NewCo will issue ordinary shares, with no par value (the “Singapore NewCo Ordinary Shares”), and warrants to the Company’s shareholders (the “Singapore NewCo Warrants”), as set forth in the Merger Agreement. The Amendment also provides, among other things, (i) that Singapore NewCo Ordinary Shares will be issued to the Sellers in the Share Exchange in lieu of Ordinary Shares, (ii) that references to the proxy statement in the Amended Agreement were replaced with references to the definitive proxy statement/prospectus and (iii) that references to the Purchaser and its obligations (x) post-closing, (y) with respect to Nasdaq matters, and (z) for directors’ and officers’ indemnification and liability insurance in the Share Exchange Agreement, were replaced with Singapore NewCo.

On January 28, 2020, each of the parties to the Share Exchange Agreement and the Amendment entered into an amendment to the Share Exchange Agreement (the “Second Amendment,” and together with Amendment and the Share Exchange Agreement, the “Amended Share Exchange Agreement”), for the purpose of increasing the size of Diginex’s permitted pre-Closing Date private placement of its ordinary shares from $30 million to $50 million.

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

Conditions to Closing

General Conditions

Consummation of the Share Exchange is conditioned upon, among other things:

●	no applicable law or Order (as defined in the Amended Share Exchange Agreement) that restrains, prohibits or imposes any condition on the consummation of the Closing shall be in force;
●	no Action being brought by any governmental Authority to enjoin or otherwise restrict the consummation of the Closing;
●	the Additional Agreements (as defined in the Amended Share Exchange Agreement) shall have been entered into by each party thereto and the same shall be in full force and effect;
●	the Company having at least $5,000,001 in the trust after any redemptions of ordinary shares;
●	the Company having obtained the approval of the Transaction by its shareholders at a duly convened special meeting of shareholders;
●	the consideration shares to be issued having been approved for listing on Nasdaq; and
●	the Company’s redemption of any ordinary shares having been completed in accordance with the terms of the Company’s charter and the Amended Share Exchange Agreement.

Diginex’s Conditions to Closing

The obligation of Diginex to consummate the Amended Share Exchange Agreement, in addition to the conditions described above, are conditioned upon, among other things, each of the following:

●	the Company having performed in all material respects with its obligations required to be performed by it in the Amended Share Exchange Agreement at or prior to Closing;
●	the representations and warranties of the Company being true on and correct as of the Closing date as if made at and as of such time (except for representations and warranties that speak as of a specific date prior to the Closing Date, in which case such representations and warranties need only be true and correct as of such earlier date); provided, that this condition shall be deemed satisfied unless any and all inaccuracies in such representations and warranties, in the aggregate, result in a Purchaser Material Adverse Effect (as defined in the Amended Share Exchange Agreement), in each case without giving effect to any limitation as to materiality or Purchaser Material Adverse Effect set forth therein;
●	the Company shall have executed and delivered to the Company a copy of each Additional Agreement to which it is a party;
●	the Sellers designees shall have been appointed to the board of directors of the Purchaser, effective as of the Closing;
●	there shall have not occurred and be continuing any Purchaser Material Adverse Effect (on the Purchaser); and;
●	the Company shall have filed with the BVI Registrar of Corporate Affairs the Second Amended and Restated Memorandum and Articles of Association in the form included in the Proxy Statement and approved by the Purchaser’s shareholders at the Purchaser Special Meeting.

The Company’s Conditions to Closing

The obligations of the Company to consummate the transactions contemplated by the Amended Share Exchange Agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon, among other things, each of the following:

●	Diginex having performed in all material respects its obligations required to be performed by it in the Amended Share Exchange Agreement at or prior to Closing;
●	there shall have not occurred and be continuing any Company Material Adverse Effect (as defined in the Amended Share Exchange Agreement) on Diginex and its subsidiaries;
●	the representations and warranties of Diginex being true and correct on and as of the Closing as if made at and as of such time (except for representations and warranties that speak as of a specific date prior to the Closing Date, in which case such representations and warranties need only be true and correct as of such earlier date); provided, that this condition shall be deemed satisfied unless any and all inaccuracies in such representations and warranties, in the aggregate, result in a Company Material Adverse Effect (as defined in the Amended Share Exchange Agreement), in each case without giving effect to any limitation as to materiality or Company Material Adverse Effect set forth therein;
●	there shall have not occurred and be continuing any Company Material Adverse Effect,
●	Diginex’s key personnel shall have executed the non-compete agreements and Diginex shall have entered into labor agreements with each of its employees to the extent required by law, and satisfied all accrued obligations of the Purchaser applicable to its employees; and
●	Diginex shall have provided executed copies of lock-up agreements by each of the Sellers and each Diginex option holder.

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

Liquidity

As of January 31, 2020, the Company had cash outside the Trust Account of $28,759 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of January 31, 2020, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through January 31, 2020, the Company’s liquidity needs were satisfied through receipt of an aggregate of $1,046,185 from an affiliate of the Sponsor, of which $326,185 were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4).

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, offering costs totaling approximately $5,749,899 have been charged to stockholders’ equity (consisting of $1,437,500 in underwriters’ discount, $1,725,000 in deferred underwriters’ discount, plus $676,099 of other cash expenses, and a non-cash charge of $1,911,300 to record the fair value of the Unit Purchase Option (UPO) (as described in Note 4 – Private Placement). There were no payments of deferred offering costs for the six months ended January 31, 2020.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of January 31, 2020 and July 31, 2019.

Cash Held in Trust Account

At January 31, 2020, the assets held in the Trust Account were held in cash and treasury funds.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at January 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. At January 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of January 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception and has identified the British Virgin Islands as its only “major” tax jurisdiction. The Company is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

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

Related Party Loans

8i Enterprises Pte. Ltd., an entity controlled by the Company’s Chairman and Chief Executive Officer, extended a loan of $25,000 on May 3, 2018. This loan was non-interest bearing and was repaid in August 2018. As of January 31, 2020, 8i Enterprises Pte. Ltd. had advanced the Company an aggregate of $1,046,185, in regard to the costs associated with the formation and the IPO Offering, of which the Company repaid $326,185 to 8i Enterprises Pte. Ltd. from the proceeds of the Initial Public Offering not being placed in the Trust Account on April 1, 2019.

On July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, and March 3, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of up to $880,000 (the “Notes”) to 8i Enterprises Pte. Ltd. The Notes do not bear interest and mature upon closing of a business combination by the Company. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s initial public offering) at a price of $10.00 per share at the closing of a business combination. In the event that the Company does not close a business combination, the notes will not be repaid.

Loan from Diginex

On March 3, 2020, the Company issued an unsecured promissory note to Diginex amounting to $100,000 (the “Diginex Note”). The Diginex Note does not bear interest and mature upon closing of a business combination by the Company.

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

Financial Advisory Agreements

In December 2019, the Company separately engaged Alpha International Securities (Hong Kong) Limited (“Alpha”), Asia Capital Link Equity Limited (“Asia Link”) and Shanghai Haohong Investment Management Limited (collectively, the “Advisors”) to act as the Company’s non-exclusive advisors in connection with the Acquisition to assist the Company in identifying potential investors that are interested in purchasing shares of the Company, informing and arranging potential investors to attend venues where the Company or Diginex may provide non-confidential and publicly available information related to the Acquisition, assist potential investors in making purchases, and other services related to potential investors. As consideration for the Advisors’ services, the Company will pay the Advisors a fee equal to 7% of the amount paid by the potential investors (“Purchase Amount”) prior to the closing of the Acquisition. However, if the Purchase Amount exceeds $10 million, the fee shall be 8% of the Purchase Amount.

In December 2019, the Company engaged Orchardz Capital Pte. Ltd. (“Orchardz”) to provide introduction services, whereby Orchardz will introduce sophisticated and/or high net worth individuals willing to invest in the Company via subscription of the Company’s shares and arranging meetings for the Company to meet Orchardz’s clients or customers. In the event that the services performed by Orchardz results in its clients or customers making investments into the Company, the Company will pay to Orchardz a fee of 5.5% of the amount invested by such clients or customers.

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

As of January 31, 2020, the Company has issued an aggregate of 2,367,142 ordinary shares, excluding 5,060,358 shares subject to possible redemption, none of which are subject to forfeiture.

Preferred Stock

As of January 31, 2020, there were no preferred stock issued or outstanding.

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

As of January 31, 2020, a total of $58,015,127 of the net proceeds from the IPO and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

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

On October 8, 2019, each of the parties to the Share Exchange Agreement entered into an amendment and joinder to the Share Exchange Agreement (the “Amendment,” and together with the Share Exchange Agreement, the “Amended Agreement”) with Diginex Limited (formerly known as Digital Innovative Limited), a Singapore public company limited by shares (“Singapore NewCo”), and its wholly-owned subsidiary Digital Innovative Limited, a British Virgin Islands business company (“BVI NewCo”), for the purpose of joining both entities as parties to the Share Exchange Agreement. The Amendment reflects that prior to the consummation of the Share Exchange, BVI NewCo will merge with and into the Company (the “Reincorporation Merger”), and the Company will be the surviving entity and a wholly-owned subsidiary of Singapore NewCo pursuant to a merger agreement by and among Singapore NewCo, BVI NewCo and the Company (the “Merger Agreement”) and a plan of merger by and among the Company and BVI NewCo (the “Plan of Merger”). At the closing of the Reincorporation Merger, Singapore NewCo will issue ordinary shares, with no par value (the “Singapore NewCo Ordinary Shares”), and warrants to the Company’s shareholders (the “Singapore NewCo Warrants”), as set forth in the Merger Agreement. The Amendment also provides, among other things, (i) that Singapore NewCo Ordinary Shares will be issued to the Sellers in the Share Exchange in lieu of Ordinary Shares, (ii) that references to the proxy statement in the Amended Agreement were replaced with references to the definitive proxy statement/prospectus and (iii) that references to the Purchaser and its obligations (x) post-closing, (y) with respect to Nasdaq matters, and (z) for directors’ and officers’ indemnification and liability insurance in the Share Exchange Agreement, were replaced with Singapore NewCo.

On January 28, 2020, each of the parties to the Share Exchange Agreement and the Amendment entered into an amendment to the Share Exchange Agreement (the “Second Amendment,” and together with Amendment and the Share Exchange Agreement, the “Amended Share Exchange Agreement”), for the purpose of increasing the size of Diginex’s permitted pre-Closing Date private placement of its ordinary shares from $30 million to $50 million.

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

A more detailed description of the Share Exchange with Diginex and the related transactions can be found in our preliminary proxy statement/prospectus filed with the SEC on February 5, 2020.

Recent Developments

On July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, and March 3, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of up to $880,000 (the “Notes”) to 8i Enterprises Pte. Ltd., an entity controlled by the Company’s Chairman and Chief Executive Officer (“Enterprises”). The Notes do not bear interest and matures upon closing of a business combination by the Company. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s initial public offering) at a price of $10.00 per share at the closing of a business combination. In the event that the Company does not close a business combination, the Notes will not be repaid.

On March 3, 2020, the Company issued an unsecured promissory note to Diginex amounting to $100,000 (the “Diginex Note”). The Diginex Note does not bear interest and mature upon closing of a business combination by the Company.

Results of Operations

Our entire activity from inception up to April 1, 2019 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, entering into the Amended Share Exchange Agreement, and preparing a proxy statement relating to the Share Exchange, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended January 31, 2020 and 2019, we had a net loss of $33,166 and $12,090, respectively. During the three months ended January 31, 2020 and 2019, we incurred $218,785 and $12,091, respectively, of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. We recorded $185,619 of interest income mainly from investments in our Trust Account during the three months ended January 31, 2020 and recorded $1 of interest income during the three months ended January 31, 2019.

For the six months ended January 31, 2020 and 2019, we had a net loss of $89,380 and $16,072, respectively. During the six months ended January 31, 2020 and 2019, we incurred $516,341 and $16,705, respectively, of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. We recorded $426,961 of interest income mainly from investments in our Trust Account during the six months ended January 31, 2020 and recorded $3 of interest income during the six months ended January 31, 2019.

Liquidity and Capital Resources

As of January 31, 2020, we had $28,759 in cash, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $1,046,185, of which $326,185 was repaid at the closing of the IPO, and the funds received in the IPO and Private Placement that are held outside the trust account.

On July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, and March 3, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of up to $880,000 (the “Notes”) to 8i Enterprises Pte. Ltd., an entity controlled by the Company’s Chairman and Chief Executive Officer (“Enterprises”). The Notes do not bear interest and matures upon closing of a business combination by the Company. The Notes are convertible into units consisting of one ordinary share, one redeemable warrant, and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s initial public offering) at a price of $10.00 per share at the closing of a business combination. In the event that the Company does not close a business combination, the Notes will not be repaid.

On March 3, 2020, the Company issued an unsecured promissory note to Diginex amounting to $100,000 (the “Diginex Note”). The Diginex Note does not bear interest and mature upon closing of a business combination by the Company.

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

Off-Balance Sheet Arrangements

As of January 31, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of January 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account are currently invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended January 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 11, 2020

