Form 10-Q
period 2020-04-30
8i Enterprises Acquisition Corp.
filed 2020-06-12
CIK 1753648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2020

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

As of June 12, 2020, 7,427,500 ordinary shares, no par value, were issued and outstanding.

8i ENTERPRISES ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2020

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

8I ENTERPRISES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	April 30, 2020	July 31, 2019
	(Unaudited)
Assets
Cash	$3,965	$218,611
Prepaid expenses	47,082	33,333
Total current assets	51,047	251,944
Cash held in Trust Account	58,670,439	57,588,189
Total Assets	$58,721,486	$57,840,133

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$67,154	$122,158
Due to related parties	1,455,000	300,000
Due to Diginex	100,000	-
Total current liabilities	1,622,154	422,158
Deferred underwriters’ discount	1,725,000	1,725,000
Total liabilities	3,347,154	2,147,158

Commitments
Ordinary shares subject to possible redemption, 5,037,432 shares and 5,069,297 shares at redemption value at April 30, 2020 and July 31, 2019, respectively	50,374,320	50,692,965

Shareholders’ Equity:
Ordinary shares, no par value; unlimited shares authorized; 2,390,068 shares (excluding 5,037,432 shares subject to possible redemption) and 2,358,203 shares (excluding 5,069,297 shares subject to possible redemption) issued and outstanding at April 30, 2020 and July 31, 2019, respectively	5,712,181	5,393,536
Accumulated deficit	(712,169)	(393,526)
Total shareholders’ equity	5,000,012	5,000,010
Total Liabilities and Shareholders’ Equity	$58,721,486	$57,840,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019

Formation and operating costs	$(309,576)	$(58,376)	$(825,917)	$(75,081)
Loss from operations	(309,576)	(58,376)	(825,917)	(75,081)

Other income
Interest income	80,313	485	507,274	488
Total other income	80,313	485	507,274	488

Net loss	$(229,263)	$(57,891)	$(318,643)	$(74,593)

Basic and diluted weighted average shares outstanding	7,427,500	3,229,817	7,427,500	1,895,436
Basic and diluted net loss per ordinary share	$(0.03)	$(0.02)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Accumulated	Total
	Shares	Amount	Deficit	Equity
Balance as of July 31, 2019	2,358,203	$5,393,536	$(393,526)	$5,000,010
Reclassification of ordinary shares subject to possible redemption	5,622	56,215	-	56,215
Net loss	-	-	(56,214)	(56,214)
Balance as of October 31, 2019	2,363,825	5,449,751	(449,740)	5,000,011
Reclassification of ordinary shares subject to possible redemption	3,317	33,170	-	33,170
Net loss	-	-	(33,166)	(33,166)
Balance as of January 31, 2020	2,367,142	5,482,921	(482,906)	5,000,015
Reclassification of ordinary shares subject to possible redemption	22,926	229,260	-	229,260
Net loss	-	-	(229,263)	(229,263)
Balance as of April 30, 2020	2,390,068	$5,712,181	$(712,169)	$5,000,012

	Ordinary Shares		Accumulated	Total
	Shares	Amount	Deficit	Equity
Balance as of July 31, 2018	1,437,500	$25,000	$(16,978)	$8,022
Net loss	-	-	(4,612)	(4,612)
Balance as of October 31, 2018	1,437,500	25,000	(21,590)	3,410
Net loss	-	-	(12,090)	(12,090)
Balance as of January 31, 2019	1,437,500	25,000	(33,680)	(8,680)
Sale of 5,000,000 units on April 1, 2019 through public offering	5,000,000	50,000,000	-	50,000,000
Sale of 221,250 private placement units on April 1, 2019	221,250	2,212,500	-	2,212,500
Sale of Over-Allotment units to underwriters on April 4, 2019	750,000	7,500,000	-	7,500,000
Sale of Private Placement Units On April 8, 2019	18,750	187,500	-	187,500
Underwriters’ discount	-	(1,437,500)	-	(1,437,500)
Deferred underwriter discount	-	(1,725,000)	-	(1,725,000)
Unit purchase option	-	100	-	100
Fair value of UPO	-	1,911,300	-	1,911,300
Other offering expenses	-	(2,587,399)	-	(2,587,399)
Net loss	-	-	(57,891)	(57,891)
Maximum number of redeemable shares	(5,099,492)	(50,994,920)	-	(50,994,920)
Balance as of April 30, 2019	2,328,008	$5,091,581	$(91,571)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30, 2020	April 30, 2019

Cash flows from operating activities:
Net loss	$(318,643)	$(74,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	-	11,517
Interest earned on cash and marketable securities held in Trust Account	(507,250)	(473)
Changes in current assets and liabilities:
Prepaid expenses	(13,749)	(45,852)
Accounts payable and accrued expenses	(55,004)	33,291
Net cash used in operating activities	(894,646)	(76,110)

Cash Flows from Investing Activities:
Principal deposited in trust account	(575,000)	(57,500,000)
Net cash used in investing activities	(575,000)	(57,500,000)

Cash flows from financing activities:
Proceeds from initial public offering	-	56,250,000
Proceeds from private placement	-	2,212,500
Proceeds from underwriters’ unit purchase option	-	100
Proceeds from loan from related party	1,155,000	(174,115)
Proceeds from loan from Diginex	100,000	-
Payment of deferred offering costs	-	(550,967)
Net cash provided by financing activities	1,255,000	57,737,518

Net change in cash	(214,646)	161,408
Cash, beginning of the period	218,611	49,462
Cash, end of period	$3,965	$210,870
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Payments of prepaid expenses associated with proposed public offering and deferred offering costs made by related party	$-	$110,206
Payments of deferred offering costs made by related party	$-	$(14,926)
Reclassification of ordinary shares subject to possible redemption	$318,645	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

8I ENTERPRISES ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

April 30, 2020

(Unaudited)

Note 1 – Organization and Business Operations

Organization and General

8i Enterprises Acquisition Corp. (the “Company”, “we”, or “JFK”) is a newly incorporated company incorporated on November 24, 2017, under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

As of April 30, 2020, the Company had not yet commenced any operations. All activity for the period from November 24, 2017 (inception) through April 30, 2020, relates to the Company’s formation, the Initial Public Offering (“IPO”), and the potential acquisition of Diginex Ltd. described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected July 31 as its fiscal year-end.

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

Initial Business Combination

On March 20, 2020, the original date for the meeting of the shareholders of the Company (the “Original Meeting), the shareholders voted in favor of a proposal to adjourn the meeting to June 15, 2020 (the “Adjournment”). The Company adjourned the Original Meeting due to certain closing conditions not yet being fulfilled. As a result, we were unable to complete the Business Combination by the initial deadline of April 1, 2020, which was 12 months after the consummation of the IPO. On March 26, 2020, the Company deposited $575,000 into the trust account pursuant to the Trust Agreement between the Company and Wilmington Trust Company, in order to extend the time available for the Company to consummate its initial business combination by three (3) months from April 1, 2020 to June 30, 2020 (the “First Extension Deadline”), which is 15 months from the closing of the IPO. If we anticipate that we may not be able to consummate our initial business combination by June 30, 2020 we may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months until October 1, 2020 (which would be a total of up to 18 months after the closing of the IPO to complete a business combination). Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the Trust Agreement entered into between us and Wilmington Trust Company, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $575,000 on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Units at a price of USD10.00 per unit. Our shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within 15 months from the closing of the IPO (or within 18 months, as previously described), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

If the Company is not able to consummate a Business Combination before June 30, 2020, the Company will commence an automatic winding up, dissolution and liquidation, unless the Company seeks and receives the consent of its’ shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On May 6, 2020, each of the parties to the Second Amendment entered into a third amendment to the Share Exchange Agreement (the “Third Amendment,” and together with the Share Exchange Agreement, the Amendment and the Second Amendment, the “Amended Share Exchange Agreement”) to, among other things, (a) extend the outside closing date of the Share Exchange to June 23, 2020, (b) increase the number of Singapore NewCo Ordinary Shares issuable to the Sellers in the Share Exchange from 20,000,000 to 25,000,000, (c) increase the number of shares the Sellers are entitled to receive if the closing price of the Singapore NewCo Ordinary Shares satisfy certain thresholds (the “Earnout Shares”) from an aggregate of 5,000,000 to 12,000,000, adjust closing price targets and to increase the milestone dates by which the Earnout Shares could be issued from three years to four years after the anniversary of the Closing Date; (d) increase the number of options to purchase Singapore NewCo Ordinary Shares received upon cancellation of the outstanding options to purchase ordinary shares under Diginex’s existing incentive plan from 4,200,000 to 5,600,000, and (e) allow JFK to issue up to 1,000,000 Singapore NewCo Ordinary Shares to third party advisors or consultants to (i) assist JFK with maintaining funds of at least $15,000,000 in the trust account after giving effect to all JFK ordinary share redemptions, but prior to taking into account JFK’s liabilities for any fees and costs relating to the transactions contemplated by the Amended Share Exchange Agreement, or (ii) provide market making services to Diginex after the Closing.

The Third Amendment includes new covenants of the parties prior to the Closing Date, such as (a) JFK shall convert all outstanding promissory notes issued in favor of 8i Enterprises Pte. Ltd. into JFK private units as of the Closing Date (the “Sponsor Loan Conversion”), (b) JFK shall use commercially reasonable efforts to cause Chardan Capital LLC (“Chardan”) to agree to convert, effective as of the Closing Date, deferred underwriting compensation in the amount of $1,725,000 owed to Chardan and any additional fees to be paid by JFK to Chardan upon the consummation of the Closing into Singapore NewCo Ordinary Shares at $10.00 per share, which shares will be subject to a lock-up agreement restricting any transfer thereof for a period of no less than six months after Closing, (c) Diginex will use commercially reasonable efforts to cause one of its service providers to enter into a lock-up agreement in connection with receipt of Singapore NewCo Ordinary Shares that such service provider will receive on the Closing Date for a period of no less than six months after the Closing Date, and (d) each of JFK and Diginex will use best efforts to assist the other party to fulfill the new covenants relating to (i) JFK maintaining $15,000,000 in the trust account as of the Closing Date after giving effect to JFK’s ordinary share redemptions, but prior to taking into account JFK’s liabilities for any fees and costs relating to the transactions contemplated by the Amended Share Exchange Agreement, and (ii) Diginex raising at least $15,000,000 through the issuance of new ordinary shares to be completed no later than the Closing (the “Subsequent Diginex Equity Private Placement”). The failure to comply with the covenants described in clause (d) of this paragraph will not constitute a material breach of the Amended Share Exchange Agreement for the purposes of fulfilling certain closing conditions of parties, or with respect to the indemnification or termination provisions set forth in the Amended Share Exchange Agreement. In the event the respective covenants that are the subject matter of clause (d) of this paragraph are not fulfilled, or, (i) if the market value of the unrestricted publicly held JFK ordinary shares (as calculated under the rules of The Nasdaq Capital Market (“Nasdaq”)) that are outstanding as of immediately prior to the Closing Date (after giving effect to the JFK ordinary share redemptions), and (ii) the combined stockholders equity of JFK and Diginex (after giving effect to the JFK ordinary share redemptions, the Share Exchange and the transactions contemplated thereby), fail to satisfy Nasdaq listing requirements ((i) and (ii), collectively, the “Nasdaq Requirements”), the parties have agreed to negotiate in good faith to reach a mutually agreeable resolution with respect thereto. However, if they are unable to reach an agreement, such failure will not be a material breach on the part of any party that elects to terminate the Amended Share Exchange Agreement because the transactions contemplated thereunder did not occur prior to June 23, 2020, the outside closing date.

The Third Amendment includes new covenants of Diginex that (a) without JFK’s prior written consent (which consent will not be unreasonably withheld or delayed), Diginex and its affiliates will not, directly or indirectly, or through any other person (including, its directors, officers and agents) engage with or contact, for the purpose of making an investment into Diginex or any of its affiliates, any potential investor actually introduced to Diginex or its affiliates by JFK or its affiliates during the period commencing on April 27, 2020 and ending on the earlier of the Closing Date and termination of the Amended Share Exchange Agreement, and who have not previously (i) had any direct or indirect business or investment relationship with Diginex or its affiliates or (ii) engaged in any discussions with or contacted or been contacted by, directly or indirectly, or through any other person (including, its directors, officers and agents), Diginex or the Diginex’s affiliates, advisors or representatives regarding a potential business or investment relationship, until the Closing Date, or in the event the Amended Shares Exchange Agreement is terminated, for a period of 12 months after the termination, and (b) without JFK’s prior written consent (which consent will not be unreasonably withheld, conditioned or delayed) Diginex will not use any proceeds of the Subsequent Diginex Private Placement, up to $15,000,000, for any purpose other than its operating expenses and capital expenditures.

The Third Amendment includes new covenants of all parties that, (a) JFK will use commercially reasonable efforts to cause one of its service providers to enter into a lock-up agreement in connection with receipt of Singapore NewCo Ordinary Shares that such service provider will receive for a period of no less than six months after the Closing Date, (b) JFK will use commercially reasonable efforts to cause the balance of the trust account after giving effect to JFK’s ordinary share redemptions, but prior to taking into account JFK’s liabilities for any fees and costs relating to the transactions contemplated by the Amended Share Exchange Agreement, to be an amount greater than or equal to $15,000,000, (c) prior to the Closing Date, Diginex will use its commercially reasonable efforts to raise at least $15,000,000 through the Subsequent Diginex Private Placement, and (d) JFK and Diginex will use commercially reasonable efforts to satisfy the Nasdaq Requirements.

The Third Amendment includes new conditions to the obligations of the parties to consummate the Share Exchange, such as (i) the balance of the trust account will be an amount greater than or equal to $15,000,000 after giving effect to JFK’s ordinary share redemptions, but prior to taking into account JFK’s liabilities for any fees and costs relating to the Share Exchange, and (ii) during the period commencing on April 24, 2020 and ending on the Closing Date, Diginex will raise at least $15,000,000 through the Subsequent Diginex Private Placement. As a new condition to Diginex’s obligation to consummate the Share Exchange, JFK will deliver to Diginex evidence of the Sponsor Loan Conversion. The existing condition to consummate the Share Exchange that JFK receives executed copies of lock-up agreements from all of the Diginex shareholders has been revised, so that in Diginex’s sole discretion up to 5,000,000 of the Singapore NewCo Ordinary Shares issued in the Subsequent Diginex Private Placement may be issued without being subject to the restrictions in the lock-up agreement.

The Third Amendment provides Diginex the right, at its sole option, to terminate the Amended Share Exchange Agreement if the Nasdaq Requirements are not met, or if after giving effect to the JFK ordinary share redemptions, the Share Exchange and the transactions contemplated thereby, JFK fails to comply with the net tangible assets requirements set forth in its Amended and Restated Memorandum and Articles of Association.

Of the 25,000,000 Singapore NewCo Ordinary Shares issuable to the Sellers in the Share Exchange, 2,000,000 Singapore NewCo Ordinary Shares (which will not be fully paid at issuance) will be deposited into an escrow account for a period of twelve months (the “Escrow Period”) to satisfy any potential indemnification claims against Sellers brought pursuant to the Amended Share Exchange Agreement (the “Escrow Shares”). At the closing of the Share Exchange, each option to purchase ordinary shares of Diginex (the “Diginex Options”) outstanding under Diginex’s existing incentive plan, whether vested or unvested, will be cancelled and the holders of the Diginex Options will receive options to acquire an aggregate of 5,600,000 Singapore NewCo Ordinary Shares (the “Singapore NewCo Options”) in exchange for such cancellation. The Singapore NewCo Options may not be transferred, assigned or sold for a period of fifteen (15) months following the consummation of the Business Combination. Each Singapore NewCo Option will, without any requirement for payment, automatically convert into one (1) Singapore NewCo Ordinary Share, which Singapore NewCo Ordinary Shares shall be issued to each holder of a Singapore NewCo Option as follows: (a) one-third (1/3) on the date that is fifteen (15) months after the Closing Date, (b) one-third (1/3) on the date that is eighteen (18) months after the Closing Date, and (c) one-third (1/3) on the date that is twenty-one (21) months after the Closing Date, in the case of each of (a), (b) and (c), rounded to the nearest Singapore NewCo Ordinary Share, subject to certain limitations set forth herein. The Singapore NewCo Options to be issued in the Share Exchange will be separate from and in addition to any options or other awards issued or issuable under the Digital Innovative Limited 2019 Omnibus Incentive Plan (the “Incentive Plan”).

The Sellers will be entitled to receive up to an additional 12,000,000 Earnout Shares after the closing of the Business Combination if the closing price of Singapore NewCo Ordinary Shares on Nasdaq (or any other applicable securities exchange) is equal to or greater than the stock prices set forth below during any five trading days out of any 30 trading day period (the “Trading Period”) following the closing of the Business Combination until the applicable milestone date: (1) 3,000,000 Earnout Shares if the closing price is USD$15.00 during any Trading Period ending on or before the first anniversary of the Closing Date; (2) 3,000,000 Earnout Shares if the closing price is USD$20.00 during any Trading Period ending on or before the second anniversary of the Closing Date; (3) 3,000,000 Earnout Shares if the closing price is USD$25.00 during any Trading Period ending on or before the third anniversary of the Closing Date; and (4) 3,000,000 Earnout Shares if the closing price is USD$30.00 during any Trading Period ending on or before fourth anniversary of the Closing Date. All share and per share amounts above shall be proportionally adjusted for share splits, dividends, and similar events.

Conditions to Closing

General Conditions

Consummation of the Share Exchange is conditioned upon, among other things:

●	no applicable Law or Order (as defined in the Agreement) that restrains, prohibits or imposes any condition on the consummation of the Closing shall be in force;
●	no Action being brought by any governmental Authority to enjoin or otherwise restrict the consummation of the Closing;
●	the Additional Agreements (as defined in the Agreement) shall have been entered into by each party thereto and the same shall be in full force and effect;
●	JFK having at least $15,000,000 in the trust account after any redemptions of ordinary shares;
●	JFK having obtained the approval of the Business Combination by its shareholders at a duly convened meeting of shareholders;

●	the Singapore NewCo Ordinary Shares to be issued to the Sellers and to the holders of JFK having been approved for listing on Nasdaq;
●	JFK’s redemption of any ordinary shares having been completed in accordance with the terms of JFK’s Amended and Restated Memorandum and Articles of Association and the Share Exchange Agreement; and
●	the combined total assets of JFK and Diginex (after giving effect to the JFK shareholders who exercise their redemption rights) minus the combined total intangible assets and liabilities of the Company and Diginex shall be at least $5,000,001; and
●	Diginex shall have raised at least $15,000,000 from the Diginex Subsequent Equity Private Placement.

Diginex’s Conditions to Closing

The obligation of Diginex to consummate the Amended Share Exchange Agreement, in addition to the conditions described above, are conditioned upon, among other things, each of the following:

●	the Company having performed in all material respects with its obligations required to be performed by it in Amended Share Exchange Agreement at or prior to the closing of the Business Combination;
●	the representations and warranties of the Company, being true on and correct as of the closing date of the Business Combination as if made at and as of such time (except for representations and warranties that speak as of a specific date prior to the Closing Date, in which case such representations and warranties need only be true and correct as of such earlier date); provided, that this condition shall be deemed satisfied unless any and all inaccuracies in such representations and warranties, in the aggregate, result in a Purchaser Material Adverse Effect (as defined in the Amended Share Exchange Agreement), in each case without giving effect to any limitation as to materiality or JFK Material Adverse Effect set forth therein;
●	the Company shall have executed and delivered to Diginex a copy of each Additional Agreement to which it is a party;
●	the Company shall have delivered evidence of the conversion of the Notes into Private Units;
●	the Sellers’ designees shall have been appointed to the Singapore NewCo board of directors, effective as of the closing of the Business Combination;
●	there shall have not occurred and be continuing any Purchaser Material Adverse Effect;
●	Singapore NewCo shall have filed with the Accounting and Corporate Regulatory Authority of Singapore the Amended and Restated Constitution in the form included in the Proxy Statement and approved by the Company’s shareholders at the Meeting; and
●	the Reincorporation Merger shall have been consummated.

The Company’s Conditions to Closing

The obligations of the Company to consummate the transactions contemplated by the Amended Share Exchange Agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon, among other things, each of the following:

●	Diginex having performed in all material respects its obligations required to be performed by it in the Share Exchange Agreement at or prior to the closing of the Business Combination;

●	there shall have not occurred and be continuing any Diginex Material Adverse Effect (as defined in the Amended Share Exchange Agreement) on Diginex and its subsidiaries;
●	the representations and warranties of Diginex being true and correct on and as of the closing of the Business Combination as if made at and as of such time (except for representations and warranties that speak as of a specific date prior to the closing date, in which case such representations and warranties need only be true and correct as of such earlier date); provided, that with the exception of representations and warranties relating to corporate existence and power, authorization, execution, delivery and performance of the Amended Share Exchange Agreement and other transaction documents, non-contravention, capitalization, and finders’ fees, this condition shall be deemed satisfied unless any and all inaccuracies in such representations and warranties, in the aggregate, result in a Company Material Adverse Effect (as defined in the Amended Share Exchange Agreement), in each case without giving effect to any limitation as to materiality or Company Material Adverse Effect set forth therein;
●	there shall have not occurred and be continuing any Diginex Material Adverse Effect;
●	Diginex’s key personnel shall have executed non-compete agreements and Diginex shall have entered into labor agreements with each of its employees to the extent required by law, and satisfied all accrued obligations applicable to its employees; and
●	Diginex shall have provided executed copies of lock-up agreements by each of the Sellers, which lock-up agreements shall, at Diginex’s sole discretion, not place any restrictions on up to 5,000,000 Singapore NewCo Ordinary Shares issued in the Subsequent Company Private Placement.

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

Liquidity

As of April 30, 2020, the Company had cash outside the Trust Account of $3,965 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of April 30, 2020, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through April 30, 2020, the Company’s liquidity needs were satisfied through receipt of an aggregate of $1,781,185 from an affiliate of the Sponsor, of which $326,185 were repaid upon the IPO, the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4), as well as the receipt of $100,000 from Diginex.

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

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Furthermore, if the Company is not able to consummate a Business Combination by the First Extension Deadline, the Company may exercise its option to extend the timeframe for an additional three months, which would require the Company to deposit into the trust account $575,000 (an additional $0.10 per IPO share), or commence an automatic winding up, dissolution and liquidation of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, offering costs totaling approximately $5,749,899 have been charged to stockholders’ equity (consisting of $1,437,500 in underwriters’ discount, $1,725,000 in deferred underwriters’ discount, plus $676,099 of other cash expenses, and a non-cash charge of $1,911,300 to record the fair value of the Unit Purchase Option (UPO) (as described in Note 4 – Private Placement). There were no payments of deferred offering costs for the nine months ended April 30, 2020.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of April 30, 2020 and July 31, 2019.

Cash Held in Trust Account

At April 30, 2020, the assets held in the Trust Account were held in cash and treasury funds.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to its short-term nature.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at April 30, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. At April 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of April 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception and has identified the British Virgin Islands as its only “major” tax jurisdiction. The Company is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

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

Unless the Company seeks and receives the consent of its’ shareholders to otherwise extend the life of the Company, if the Company does not complete a Business Combination by June 30, 2020, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Related Party Loans

8i Enterprises Pte. Ltd., an entity controlled by the Company’s Chairman and Chief Executive Officer, extended a loan of $25,000 on May 3, 2018. This loan was non-interest bearing and was repaid in August 2018. As of April 30, 2020, 8i Enterprises Pte. Ltd. had advanced the Company an aggregate of $1,781,185, in regard to the costs associated with the formation, the IPO Offering, and business combination efforts, of which the Company repaid $326,185 to 8i Enterprises Pte. Ltd. from the proceeds of the Initial Public Offering not being placed in the Trust Account on April 1, 2019.

On July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, March 3, 2020, March 26, 2020 and May 11, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of up to $1,471,000 (the “Notes”) to 8i Enterprises Pte. Ltd. The Notes do not bear interest and mature upon closing of a business combination by the Company. Each Note is convertible at 8i Enterprises Pte. Ltd.’s option upon providing written notice of such conversion at least one business day prior to the consummation of the Business Combination, into Private Units consisting of one ordinary share, one redeemable warrant to acquire one-half of one ordinary share (which entitles the holder thereof to purchase one-half of one ordinary share at a price of $11.50 per full share), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s IPO) at a price of $10.00 per share at the closing of a business combination. Initially up to $500,000 of the outstanding Notes were initially convertible into Private Units. However, in order to comply with the Company’s obligations under the Third Amendment to convert all of the Notes, the Company’s Board authorized and approved the conversion of Notes in excess of $500,000 to such amount as necessary to fulfill the Company’s obligations but not exceeding $3,000,000. 8i Enterprises Pte. Ltd. has provided the Company with written notice to convert the Notes into 147,100 Private Units immediately prior to the Closing.

Note 6 – Due to Diginex

On March 3, 2020, the Company issued an unsecured promissory note to Diginex amounting to $100,000 (the “Diginex Note”). The Diginex Note does not bear interest and mature upon closing of a business combination by the Company.

Note 7 – Commitments and Contingencies

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

Note 8 – Shareholders’ Equity

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

As of April 30, 2020, the Company has issued an aggregate of 2,390,068 ordinary shares, excluding 5,037,432 shares subject to possible redemption, none of which are subject to forfeiture.

Preferred Stock

As of April 30, 2020, there were no preferred stock issued or outstanding.

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

As of April 30, 2020, a total of $58,670,439 of the net proceeds from the IPO and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Proposed Business Combination

On July 9, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Diginex Limited, a Hong Kong company (“Diginex”), the shareholders of Diginex (the “Sellers”) and Pelham Limited, a Hong Kong company, as representative of the Sellers (the “Representative”). Pursuant to the terms of the Share Exchange Agreement, the Sellers agreed to sell, transfer, convey, assign and deliver to the Company all of the issued and outstanding ordinary shares of Diginex owned by the Sellers in exchange for the issuance to the Sellers of an aggregate of 20,000,000 ordinary shares, no par value, of the Company (the “Share Exchange”).

On October 8, 2019, each of the parties to the Share Exchange Agreement entered into an amendment and joinder to the Share Exchange Agreement (the “Amendment”) with Diginex Limited, a Singapore public company limited by shares (formerly known as Digital Innovative Limited) (“Singapore NewCo”), and its wholly-owned subsidiary Digital Innovative Limited, a British Virgin Islands business company (“BVI NewCo”), for the purpose of joining both entities as parties to the Share Exchange Agreement. The Amendment reflects that prior to the consummation of the Share Exchange, BVI NewCo will merge with and into the Company (the “Reincorporation Merger”), and the Company will be the surviving entity and a wholly-owned subsidiary of Singapore NewCo pursuant to a merger agreement by and among Singapore NewCo, BVI NewCo and the Company (the “Merger Agreement”) and a plan of merger by and among the Company and BVI NewCo (the “Plan of Merger”). At the closing of the Reincorporation Merger, Singapore NewCo will issue ordinary shares, with no par value (the “Singapore NewCo Ordinary Shares”), and warrants to the Company’s shareholders (the “Singapore NewCo Warrants”), as set forth in the Merger Agreement. The Amendment also provides, among other things, (i) that Singapore NewCo Ordinary Shares will be issued to the Sellers in the Share Exchange in lieu of the Company ordinary shares, (ii) that references to the proxy statement in the Share Exchange Agreement are replaced with references to this proxy statement/prospectus, and (iii) that references to the Purchaser and its obligations (x) post-closing, (y) with respect to Nasdaq matters, and (z) for directors’ and officers’ indemnification and liability insurance in the Share Exchange Agreement, are replaced with Singapore NewCo.

On January 28, 2020, each of the parties to the Amendment entered into a second amendment to the Share Exchange Agreement (the “Second Amendment”), for the purpose of increasing the size of Diginex’s permitted pre-Closing Date private placement of its ordinary shares from $30 million to $50 million.

On May 6, 2020, each of the parties to the Second Amendment entered into the Third Amendment to, among other things, (a) extend the outside closing date of the Share Exchange to June 23, 2020, (b) increase the number of Singapore NewCo Ordinary Shares issuable to the Sellers in the Share Exchange from 20,000,000 to 25,000,000, (c) increase the number of shares the Sellers are entitled to receive if the closing price of the Singapore NewCo Ordinary Shares satisfy certain thresholds (the “Earnout Shares”) from an aggregate of 5,000,000 to 12,000,000, adjust the closing price targets and to increase the milestone dates by which the Earnout Shares could be issued from three years to four years after the anniversary of the Closing Date; (d) increase the number of options to purchase Singapore NewCo Ordinary Shares received upon cancellation of the outstanding options to purchase ordinary shares under Diginex’s existing incentive plan from 4,200,000 to 5,600,000, and (e) allow JFK to issue up to 1,000,000 Singapore NewCo Ordinary Shares to third party advisors or consultants to (i) assist JFK with maintaining funds of at least $15,000,000 in the trust account after all giving effect to all JFK ordinary share redemptions , but prior to taking into account JFK’s liabilities for any fees and costs relating to the transactions contemplated by the Amended Share Exchange Agreement, or (ii) provide market making services to Diginex after the Closing.

The Third Amendment includes new covenants of the parties prior to the Closing Date, such as (a) JFK shall convert all outstanding promissory notes issued in favor of 8i Enterprises Pte. Ltd. into JFK private units as of the Closing Date (the “Sponsor Loan Conversion”), (b) JFK shall use commercially reasonable efforts to cause Chardan Capital LLC (“Chardan”) to agree to convert, effective as of the Closing Date, deferred underwriting compensation in the amount of $1,725,000 owed to Chardan and any additional fees to be paid by JFK to Chardan upon the consummation of the Closing into Singapore NewCo Ordinary Shares at $10.00 per share, which shares will be subject to a lock-up agreement restricting any transfer thereof for a period of no less than six months after Closing, (c) Diginex will use commercially reasonable efforts to cause one of its service providers to enter into a lock-up agreement in connection with receipt of Singapore NewCo Ordinary Shares that such service provider will receive on the Closing Date for a period of no less than six months after the Closing Date, and (d) each of JFK and Diginex will use best efforts to assist the other party to fulfill the new covenants relating to (i) JFK maintaining $15,000,000 in the trust account as of the Closing Date after giving effect to JFK’s ordinary share redemptions, but prior to taking into account JFK’s liabilities for any fees and costs relating to the transactions contemplated by the Amended Share Exchange Agreement, and (ii) Diginex raising at least $15,000,000 through the issuance of new ordinary shares to be completed no later than the Closing (the “Subsequent Diginex Private Placement”). The failure to comply with the covenants described in clause (d) of this paragraph will not constitute a material breach of the Amended Share Exchange Agreement for the purposes of fulfilling certain closing conditions of parties, or with respect to the indemnification or termination provisions set forth in the Amended Share Exchange Agreement. In the event the respective covenants that are the subject matter of clause (d) of this paragraph are not fulfilled, or, (i) if the market value of the unrestricted publicly held JFK ordinary shares (as calculated under the rules of The Nasdaq Capital Market (“Nasdaq”)) that are outstanding as of immediately prior to the Closing Date (after giving effect to the JFK ordinary share redemptions), and (ii) the combined stockholders equity of JFK and Diginex (after giving effect to the JFK ordinary share redemptions, the Share Exchange and the transactions contemplated thereby), fail to satisfy Nasdaq listing requirements ((i) and (ii), collectively, the “Nasdaq Requirements”), the parties have agreed to negotiate in good faith to reach a mutually agreeable resolution with respect thereto. However, if they are unable to reach an agreement, such failure will not be a material breach on the part of any party that elects to terminate the Amended Share Exchange Agreement because the transactions contemplated thereunder did not occur prior to June 23, 2020, the outside closing date.

The 25,000,000 Singapore NewCo Ordinary Shares issued to the Sellers will be subject to a lock-up agreement for a period of (i) six months for Sellers holding less than 2.5% of the Singapore NewCo Ordinary Shares post-closing, and (ii) 12 months for Sellers holding 2.5% or more of the Singapore NewCo Ordinary Shares post-closing. Of the 25,000,000 Singapore NewCo Ordinary Shares issued to the Sellers, the Escrow Shares (issued as partly paid) shall be deposited into an escrow account for the Escrow Period to satisfy any potential indemnification claims against the Sellers brought pursuant to the Share Exchange Agreement. The Escrow Shares will be issued as partly paid. If any claims for indemnification are to be satisfied by withholding any or all Escrow Shares from the Sellers at the end of the Escrow Period, those Escrow Shares shall be forfeited and cancelled. Any Escrow Shares released from the escrow account to the Representative for distribution to the Sellers shall be deemed fully paid Singapore NewCo Ordinary Shares as of the time of such release; provided, that no Seller shall be required to pay any additional amount (in cash or otherwise) to Singapore NewCo in connection with the receipt of fully paid Singapore NewCo Ordinary Shares as part of the aforementioned escrow arrangement.

A more detailed description of the Share Exchange with Diginex and the related transactions can be found in our preliminary proxy statement/prospectus filed with the SEC on June 1, 2020.

Recent Developments

On July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, March 3, 2020, March 26, 2020 and May 11, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of up to $1,471,000 (the “Notes”) to 8i Enterprises Pte. Ltd. The Notes do not bear interest and mature upon closing of a business combination by the Company. Each Note is convertible at 8i Enterprises Pte. Ltd.’s option upon providing written notice of such conversion at least one business day prior to the consummation of the Business Combination, into Private Units consisting of one ordinary share, one redeemable warrant to acquire one-half of one ordinary share (which entitles the holder thereof to purchase one-half of one ordinary share at a price of $11.50 per full share), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s IPO) at a price of $10.00 per share at the closing of a business combination. Initially up to $500,000 of the outstanding Notes were initially convertible into Private Units. However, in order to comply with the Company’s obligations under the Third Amendment to convert all of the Notes, the Company’s Board authorized and approved the conversion of Notes in excess of $500,000 to such amount as necessary to fulfill the Company’s obligations but not exceeding $3,000,000. 8i Enterprises Pte. Ltd. has provided the Company with written notice to convert the Notes into 147,100 Private Units immediately prior to the Closing.

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

For the three months ended April 30, 2020 and 2019, we had a net loss of $229,263 and $57,891, respectively. During the three months ended April 30, 2020 and 2019, we incurred $309,576 and $58,376, respectively, of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. We recorded $80,313 of interest income mainly from investments in our Trust Account during the three months ended April 30, 2020 and recorded $485 of interest income during the three months ended April 30, 2019.

For the nine months ended April 30, 2020 and 2019, we had a net loss of $318,643 and $74,593, respectively. During the nine months ended April 30, 2020 and 2019, we incurred $825,917 and $75,081, respectively, of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. We recorded $507,274 of interest income mainly from investments in our Trust Account during the nine months ended April 30, 2020 and recorded $488 of interest income during the nine months ended April 30, 2019.

Liquidity and Capital Resources

As of April 30, 2020, we had $3,965 in cash, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $1,781,185, of which $326,185 was repaid at the closing of the IPO, and the funds received in the IPO and Private Placement that are held outside the trust account, as well as the receipt of $100,000 from Diginex.

On July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, March 3, 2020, March 26, 2020 and May 11, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of up to $1,471,000 (the “Notes”) to 8i Enterprises Pte. Ltd. The Notes do not bear interest and mature upon closing of a business combination by the Company. Each Note is convertible at 8i Enterprises Pte. Ltd.’s option upon providing written notice of such conversion at least one business day prior to the consummation of the Business Combination, into Private Units consisting of one ordinary share, one redeemable warrant to acquire one-half of one ordinary share (which entitles the holder thereof to purchase one-half of one ordinary share at a price of $11.50 per full share), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s IPO) at a price of $10.00 per share at the closing of a business combination. Initially up to $500,000 of the outstanding Notes were initially convertible into Private Units. However, in order to comply with the Company’s obligations under the Third Amendment to convert all of the Notes, the Company’s Board authorized and approved the conversion of Notes in excess of $500,000 to such amount as necessary to fulfill the Company’s obligations but not exceeding $3,000,000. 8i Enterprises Pte. Ltd. has provided the Company with written notice to convert the Notes into 147,100 Private Units immediately prior to the Closing.

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

We anticipate that the amounts outside of our trust account, combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to allow us to operate until June 30, 2020, assuming that a business combination is not consummated during that time.

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

Off-Balance Sheet Arrangements

As of April 30, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account are currently invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended April 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

The Private Units are identical to the units sold in the IPO except the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Units have agreed (A) to vote the private shares underlying the Private Units (the “Private Shares”) and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2020 (or October 1, 2020, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2020 (or October 1, 2020, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

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

Date: June 12, 2020

