Form 10-K
period 2020-07-31
8i Enterprises Acquisition Corp.
filed 2020-09-15
CIK 1753648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

At January 31, 2020, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s ordinary shares as of September 10, 2020 was 7,427,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

8i ENTERPRISES ACQUISITION CORP

Annual Report on Form 10-K for the Year Ended July 31, 2020

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

A total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on April 1, 2019 and April 4, 2019 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Wilmington Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by September 30, 2020.

Business Combination Agreement

On July 9, 2019, 8i entered into a share exchange agreement (the “Share Exchange Agreement”) with Diginex Limited, a Hong Kong company (“Diginex”), the shareholders of Diginex (the “Sellers”) and Pelham Limited, a Hong Kong company, as representative of the Sellers (the “Representative”). Pursuant to the terms of the Share Exchange Agreement, the Sellers agreed to sell, transfer, convey, assign and deliver to 8i all of the issued and outstanding ordinary shares of Diginex owned by the Sellers in exchange for the issuance to the Sellers of an aggregate of 20,000,000 ordinary shares, no par value, of 8i (the “Share Exchange”).

On October 8, 2019, each of the parties to the Share Exchange Agreement entered into an amendment and joinder to the Share Exchange Agreement (the “Amendment”) with Diginex Limited, a Singapore public company limited by shares (formerly known as Digital Innovative Limited) (“Singapore NewCo”), and its wholly-owned subsidiary DIGITAL INNOVATIVE LIMITED, a British Virgin Islands business company (“BVI NewCo”), for the purpose of joining both entities as parties to the Share Exchange Agreement. The Amendment reflects that prior to the consummation of the Share Exchange, BVI NewCo will merge with and into 8i (the “Reincorporation Merger”, and together with the “Share Exchange,” the “Business Combination”), and 8i will be the surviving entity and a wholly-owned subsidiary of Singapore NewCo pursuant to a merger agreement by and among Singapore NewCo, BVI NewCo and 8i (the “Merger Agreement”) and a plan of merger by and among 8i and BVI NewCo (the “Plan of Merger”). At the closing of the Reincorporation Merger, Singapore NewCo will issue ordinary shares, with no par value (the “Singapore NewCo Ordinary Shares”), and warrants to 8i’s shareholders (the “Singapore NewCo Warrants”), as set forth in the Merger Agreement. The Amendment also provides, among other things, (i) that Singapore NewCo Ordinary Shares will be issued to the Sellers in the Share Exchange in lieu of 8i ordinary shares, (ii) that references to the proxy statement in the Share Exchange Agreement are replaced with references to this proxy statement/prospectus, and (iii) that references to the Purchaser and its obligations (x) post-closing, (y) with respect to Nasdaq matters, and (z) for directors’ and officers’ indemnification and liability insurance in the Share Exchange Agreement, are replaced with Singapore NewCo. The “Closing Date” shall mean the date on which the Business Combination is consummated.

On January 28, 2020, each of the parties to the Amendment entered into a second amendment to the Share Exchange Agreement (the “Second Amendment”), for the purpose of increasing the size of Diginex’s permitted pre-Closing Date private placement of its ordinary shares from $30 million to $50 million.

On May 6, 2020, each of the parties to the Second Amendment entered into a third amendment to the Share Exchange Agreement (the “Third Amendment”) to, among other things, (a) extend the outside closing date of the Share Exchange to June 23, 2020, (b) increase the number of Singapore NewCo Ordinary Shares issuable to the Sellers in the Share Exchange from 20,000,000 to 25,000,000, (c) increase the number of shares the Sellers are entitled to receive if the closing price of the Singapore NewCo Ordinary Shares satisfy certain thresholds (the “Earnout Shares”) from an aggregate of 5,000,000 to 12,000,000, adjust closing price targets and to increase the milestone dates by which the Earnout Shares could be issued from three years to four years after the anniversary of the Closing Date; (d) increase the number of options to purchase Singapore NewCo Ordinary Shares received upon cancellation of the outstanding options to purchase ordinary shares under Diginex’s existing incentive plan from 4,200,000 to 5,600,000, and (e) allow 8i to issue up to 1,000,000 Singapore NewCo Ordinary Shares to third party advisors or consultants to (i) assist 8i with maintaining funds of at least $15,000,000 in the trust account after giving effect to all 8i ordinary share redemptions, but prior to taking into account 8i’s liabilities for any fees and costs relating to the transactions contemplated by the Amended Share Exchange Agreement, or (ii) provide market making services to Diginex after the Closing.

The Third Amendment includes new covenants of the parties prior to the Closing Date, such as (a) 8i shall convert all outstanding promissory notes issued in favor of 8i Enterprises Pte. Ltd. into 8i private units as of the Closing Date (the “Sponsor Loan Conversion”), (b) 8i shall use commercially reasonable efforts to cause Chardan Capital LLC (“Chardan”) to agree to convert, effective as of the Closing Date, deferred underwriting compensation in the amount of $1,725,000 owed to Chardan and any additional fees to be paid by 8i to Chardan upon the consummation of the Closing into Singapore NewCo Ordinary Shares at $10.00 per share, which shares will be subject to a lock-up agreement restricting any transfer thereof for a period of no less than six months after Closing, (c) Diginex will use commercially reasonable efforts to cause one of its service providers to enter into a lock-up agreement in connection with receipt of Singapore NewCo Ordinary Shares that such service provider will receive on the Closing Date for a period of no less than six months after the Closing Date, and (d) each of 8i and Diginex will use best efforts to assist the other party to fulfill the new covenants relating to (i) 8i maintaining $15,000,000 in the trust account as of the Closing Date after giving effect to 8i’s ordinary share redemptions, but prior to taking into account 8i’s liabilities for any fees and costs relating to the transactions contemplated by the Amended Share Exchange Agreement, and (ii) Diginex raising at least $15,000,000 through the issuance of new ordinary shares to be completed no later than the Closing (the “Subsequent Diginex Equity Private Placement”). The failure to comply with the covenants described in clause (d) of this paragraph will not constitute a material breach of the Amended Share Exchange Agreement for the purposes of fulfilling certain closing conditions of parties, or with respect to the indemnification or termination provisions set forth in the Amended Share Exchange Agreement. In the event the respective covenants that are the subject matter of clause (d) of this paragraph are not fulfilled, or, (i) if the market value of the unrestricted publicly held 8i ordinary shares (as calculated under the rules of The Nasdaq Capital Market (“Nasdaq”)) that are outstanding as of immediately prior to the Closing Date (after giving effect to the 8i ordinary share redemptions), and (ii) the combined stockholders equity of 8i and Diginex (after giving effect to the 8i ordinary share redemptions, the Share Exchange and the transactions contemplated thereby), fail to satisfy Nasdaq listing requirements ((i) and (ii), collectively, the “Nasdaq Requirements”), the parties have agreed to negotiate in good faith to reach a mutually agreeable resolution with respect thereto. However, if they are unable to reach an agreement, such failure will not be a material breach on the part of any party that elects to terminate the Amended Share Exchange Agreement because the transactions contemplated thereunder did not occur prior to June 23, 2020, the outside closing date.

The Third Amendment includes new covenants of Diginex that (a) without 8i’s prior written consent (which consent will not be unreasonably withheld or delayed), Diginex and its affiliates will not, directly or indirectly, or through any other person (including, its directors, officers and agents) engage with or contact, for the purpose of making an investment into Diginex or any of its affiliates, any potential investor actually introduced to Diginex or its affiliates by 8i or its affiliates during the period commencing on April 27, 2020 and ending on the earlier of the Closing Date and termination of the Amended Share Exchange Agreement, and who have not previously (i) had any direct or indirect business or investment relationship with Diginex or its affiliates or (ii) engaged in any discussions with or contacted or been contacted by, directly or indirectly, or through any other person (including, its directors, officers and agents), Diginex or the Diginex’s affiliates, advisors or representatives regarding a potential business or investment relationship, until the Closing Date, or in the event the Amended Share Exchange Agreement is terminated, for a period of 12 months after the termination, and (b) without 8i’s prior written consent (which consent will not be unreasonably withheld, conditioned or delayed) Diginex will not use any proceeds of the Subsequent Diginex Private Placement, up to $15,000,000, for any purpose other than its operating expenses and capital expenditures.

The Third Amendment includes new covenants of all parties that, (a) 8i will use commercially reasonable efforts to cause one of its service providers to enter into a lock-up agreement in connection with receipt of Singapore NewCo Ordinary Shares that such service provider will receive for a period of no less than six months after the Closing Date, (b) 8i will use commercially reasonable efforts to cause the balance of the trust account after giving effect to 8i’s ordinary share redemptions, but prior to taking into account 8i’s liabilities for any fees and costs relating to the transactions contemplated by the Amended Share Exchange Agreement, to be an amount greater than or equal to $15,000,000, (c) prior to the Closing Date, Diginex will use its commercially reasonable efforts to raise at least $15,000,000 through the Subsequent Diginex Private Placement, and (d) 8i and Diginex will use commercially reasonable efforts to satisfy the Nasdaq Requirements.

The Third Amendment includes new conditions to the obligations of the parties to consummate the Share Exchange, such as (i) the balance of the trust account will be an amount greater than or equal to $15,000,000 after giving effect to 8i’s ordinary share redemptions, but prior to taking into account 8i’s liabilities for any fees and costs relating to the Share Exchange, and (ii) during the period commencing on April 24, 2020 and ending on the Closing Date, Diginex will raise at least $15,000,000 through the Subsequent Diginex Private Placement. As a new condition to Diginex’s obligation to consummate the Share Exchange, 8i will deliver to Diginex evidence of the Sponsor Loan Conversion. The existing condition to consummate the Share Exchange that 8i receives executed copies of lock-up agreements from all of the Diginex shareholders has been revised, so that in Diginex’s sole discretion up to 5,000,000 of the Singapore NewCo Ordinary Shares issued in the Subsequent Diginex Private Placement may be issued without being subject to the restrictions in the lock-up agreement.

The Third Amendment provides Diginex the right, at its sole option, to terminate the Amended Share Exchange Agreement if the Nasdaq Requirements are not met, or if after giving effect to the 8i ordinary share redemptions, the Share Exchange and the transactions contemplated thereby, 8i fails to comply with the net tangible assets requirements set forth in its Amended and Restated Memorandum and Articles of Association.

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

On June 24, 2020, each of the parties to the Third Amendment entered into a fourth amendment to the Share Exchange Agreement (the “Fourth Amendment,” and together with the Share Exchange Agreement, the Amendment, the Second Amendment and the Third Amendment, the “Amended Share Exchange Agreement”) to, among other things, (a) extend the outside Closing Date of the Business Combination to September 28, 2020 and (b) agree to hold the Meeting no later than September 15, 2020.

The Fourth Amendment includes new covenants that all of the parties will, (i) take all steps required to extend the time available to consummate the Business Combination for an additional three months to September 30, 2020, including, sharing payment of the extension fees payable to the 8i trust account in the amount of $575,000, (ii) use their commercially reasonable efforts to hold the Meeting no later than September 15, 2020 and hold the closing of the Business Combination no later than September 28, 2020, and (iii) use their commercially reasonable efforts to have 6,411,100 of the Singapore NewCo Ordinary Shares issuable, in the aggregate, to various parties pursuant to the Share Exchange Agreement be freely tradeable from the day immediately following the Closing Date.

In connection with the Business Combination, we filed and will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we mailed the definitive proxy statement and a proxy card to each stockholder entitled to vote at the special meeting relating to the acquisition. INVESTORS AND SECURITY HOLDERS OF 8i ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE ACQUISITION THAT 8i WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT 8i, DIGINEX AND THE ACQUISITION. The preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the acquisition, and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at 6 Eu Tong Sen Street, #08-13 The Central, Singapore 059817.

Recent Developments

On each of July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, March 3, 2020, March 26, 2020, May 11, 2020, June 24, 2020, July 24, 2020, August 3, 2020 and September 4, 2020, 8i issued the Notes in the aggregate principal amount of $200,000, $100,000, $150,000, $200,000, $70,000, $60,000, $100,000, $575,000, $16,000, $287,500, $132,000, $50,000 and $280,000, respectively (the “Notes”), to 8i Enterprises Pte Ltd, an entity controlled by 8i’s Chairman and Chief Executive Officer (“Enterprises”). Pursuant to the terms of the Notes, the Notes do not bear interest and mature upon closing of a business combination by the Company. Each Note is convertible at Enterprises’ option upon providing written notice of such conversion at least one business day prior to the consummation of the Business Combination, into Private Units consisting of one ordinary share, one redeemable warrant to acquire one-half of one ordinary share (which entitles the holder thereof to purchase one-half of one ordinary share at a price of $11.50 per full share), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s IPO) at a price of $10.00 per share at the closing of a business combination. Initially up to $500,000 of the outstanding Notes were convertible into Private Units. However, in order to comply with 8i’s obligations under the Third Amendment to convert all of the Notes, 8i’s Board authorized and approved the conversion of Notes in excess of $500,000 to such amount as necessary to fulfill 8i’s obligations but not exceeding $3,000,000. Enterprises has provided 8i with written notice to convert the Notes into 175,850 Private Units immediately prior to the closing of the Business Combination.

On March 3, 2020 and June 24, 2020, 8i issued unsecured promissory notes to Diginex in the aggregate principal amount of up to $387,500 (the “Diginex Notes”). The Diginex Notes do not bear interest and mature upon closing of a business combination by the Company. The proceeds of the Diginex Notes will be used for the Company’s share of the cost arising from an additional services agreement with Chardan and for the cost of extending the combination period by an additional 3 months (until the end of September 2020).

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

We will have until September 30, 2020 to consummate our initial business combination. On March 26, 2020, 8i extended the time it has to complete an initial business combination for an additional three months from April 1, 2020 to June 30, 2020, by depositing $575,000 into the trust account for the benefit of its public stockholders. Subsequently, on June 24, 2020, 8i extended the time it has to complete an initial business combination for an additional three months from July 1, 2020 to September 30, 2020 (the “Second Extension Deadline”), by depositing $575,000 into the trust account for the benefit of its public stockholders. If 8i does not consummate the Business Combination and fails to complete an initial business combination by September 30, 2020, 8i will be required to dissolve and liquidate. In exchange for these deposits, the insiders received a non-interest bearing, unsecured promissory note equal to the amount of the deposits that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes will either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. Our insiders and their affiliates or designees were not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the aforementioned time period, we will, as promptly as possible but not more than ten business days thereafter, redeem or purchase 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

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

Holders of Record

As of September 10, 2020, there were 7,427,500 of our ordinary shares issued and outstanding held by 3 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Upon the closing of the above transactions, a total of $57,500,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on April 1, 2019 and April 4, 2019 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Wilmington Trust Company, acting as trustee. As of July 31, 2020, cash and cash equivalents held in trust totaled $59,246,412.

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

For the year ended July 31, 2020, we had a net loss of $843,899. During the year ended July 31, 2020, we incurred $1,352,149 of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses, and we recorded $508,250 of interest income from investments in our Trust Account.

For the year ended July 31, 2019, we had a net loss of $376,548. During the year ended July 31, 2019, we incurred $464,771 of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses, and we recorded $88,223 of interest income.

Liquidity and Capital Resources

As of July 31, 2020, we had cash outside our trust account of $5,382, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $2,217,601, of which $326,185 were repaid upon our IPO and not outstanding as of July 31, 2020, and the remaining net proceeds from our IPO and Private Placements.

On each of July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, March 3, 2020, March 26, 2020, May 11, 2020, June 24, 2020, July 24, 2020, August 3, 2020 and September 4, 2020, 8i issued the Notes in the aggregate principal amount of $200,000, $100,000, $150,000, $200,000, $70,000, $60,000, $100,000, $575,000, $16,000, $287,500, $132,000, $50,000 and $280,000, respectively (the “Notes”), to Enterprises. Pursuant to the terms of the Notes, the Notes do not bear interest and mature upon closing of a business combination by the Company. Each Note is convertible at Enterprises’ option upon providing written notice of such conversion at least one business day prior to the consummation of the Business Combination, into Private Units consisting of one ordinary share, one redeemable warrant to acquire one-half of one ordinary share (which entitles the holder thereof to purchase one-half of one ordinary share at a price of $11.50 per full share), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s IPO) at a price of $10.00 per share at the closing of a business combination. Initially up to $500,000 of the outstanding Notes were convertible into Private Units. However, in order to comply with 8i’s obligations under the Third Amendment to convert all of the Notes, 8i’s Board authorized and approved the conversion of Notes in excess of $500,000 to such amount as necessary to fulfill 8i’s obligations but not exceeding $3,000,000. Enterprises has provided 8i with written notice to convert the Notes into 175,850 Private Units immediately prior to the closing of the Business Combination.

On March 3, 2020 and June 24, 2020, 8i issued unsecured promissory notes to Diginex in the aggregate principal amount of up to $387,500 (the “Diginex Notes”). The Diginex Notes do not bear interest and mature upon closing of a business combination by the Company. The proceeds of the Diginex Notes will be used for the Company’s share of the cost arising from an additional services agreement with Chardan and for the cost of extending the combination period by an additional 3 months (until the end of September 2020).

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

We anticipate that the amounts outside of our trust account as of July 31, 2020, combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to allow us to operate for at least until September 30, 2020, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Financing Arrangements

As of July 31, 2020, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At July 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended July 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of September 10, 2020.

Name	Age	Position
Meng Dong (James) Tan	58	Chief Executive Officer and Director

Guan Hong (William) Yap	56	Chief Financial Officer and Director

Kwong Yeow Liew	65	Director

Ajay Rajpal	50	Director

Alexander Arrow	49	Director

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held 4 formal meetings during 2020.

The members of the Audit Committee are Kwong Yeow Liew, Ajay Rajpal, and Alexander Arrow, each of whom is an independent director under NASDAQ’s listing standards. Ajay Rajpal is the Chairperson of the audit committee. The Board has determined that Ajay Rajpal qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee held no meetings during 2020.

The members of the Nominating Committee are Kwong Yeow Liew, Ajay Rajpal, and Alexander Arrow, each of whom is an independent director under NASDAQ’s listing standards. Ajay Rajpal is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held no meetings during 2020.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference relative to 8i Enterprises Acquisition Corp
Meng Dong (James) Tan	8i Holdings Limited Bright Growth Capital Ltd Good Eastern Investment Holdings Ltd 8i Capital Limited	Director & shareholder Director Director & shareholder Director & shareholder	We will have priority over 8i Holdings Limited, Bright Growth Capital Ltd, Good Eastern Investment Holdings Ltd, and 8i Capital Limited. We will have the right of first refusal over any potential acquisition targets

	8i Enterprises Pte Ltd	Director & shareholder	We do not expect a conflict of interest with 8i Enterprises Pte Ltd as it is not seeking acquisitions.

Guan Hong (William) Yap	Lushwell Pte Ltd Elve Ceramcrete Pte Ltd Southfield Pte ltd Nonstop Pte Ltd	Director & shareholder Shareholder

We will have priority over Lushwell Pte Ltd, Nonstop Pte Ltd, Southfield Pte Ltd, and Elve Ceramcrete Pte Ltd. However, we do not expect them to have a conflict of interest with us because these companies are dormant and are not seeking acquisitions.

	Moxian, Inc	Independent Director	We do not expect a conflict as it is not an executive position. In cases of conflict, we will have priority over Moxian.

Ajay Rajpal

NAS Corporate Services Ltd

Brookmans Park Roads Ltd

New Trend Lifestyle Group Plc

Zibao Metals Recycling Holdings Plc

MEC Asian Fund

Grand Vision Media Holdings Plc

Early Equity Plc

Stormont School

Cyber Lion Limited

Dozens Savings Plc

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

Alexander Arrow	Zelegent, Inc., Carlsmed, Inc. Protagenic Therapeutics, Inc	Director & Employee Employee Employee

Zelegent, Inc., Carlsmed, Inc., and Protagenic Therapeutics, Inc. will have priority over us; however, as none of these three companies are acquisition corporations, we anticipate being given the opportunity to review all potential targets of any size of which that our management team becomes aware. Zelegent and Carlsmed are for-profit medical device manufacturers, and Protagenic Therapeutics is a for-profit early-stage biopharmaceutical company.

	Paragonix Technologies, Inc. Lab NINE, Inc. Medcura (previously called Gel-e), Inc. Rindex Medical, Inc.	Director & option holder, Director & shareholder Director & shareholder Director & shareholder	We do not expect them to have a conflict of interest because each of these companies are not seeking acquisitions.

Kwong Yeow Liew			No current pre-existing fiduciary or contractual obligations.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of September 10, 2020 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of September 10, 2020, we had 7,427,500 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares		Approximate Percentage of Outstanding Ordinary Shares
8i Holdings Limited(2)	1,437,500		19.35%
8i Enterprises Pte Ltd(2)	240,000		*
Meng Dong (James) Tan	1,677,500	(3)	22.58%
Guan Hong (William) Yap	0		0
Kwong Yeow Liew	0		0
Ajay Rajpal	0		0
Alexander Arrow	0		0
Mizuho Securities USA LLC(4)	696,421		9.38%
Periscope Capital Inc (5)	441,000		5.94%
Oxford Asset Management LLP (6)	414,750		5.58%
Cowen Investment Management LLC (7)	450,000		6.06%
Weiss Asset Management LP(8)	282,610		3.80
WAM GP LLC (8)	282,610		3.80%
Andrew M. Weiss, PH.D (8)	282,610		3.80%
BIP GP LLC(8)	242,804
All directors and executive officers (five individuals) and as a group			22.58%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o 8i Enterprises Acquisition Corp, 6 Eu Tong Sen Street, #08-13 The Central, Singapore 059817.

(2)	Mr. James Tan owns and controls 8i Holdings Limited and 8i Enterprises Pte Ltd.

(3)	Consists of shares owned by 8i Holdings Limited and 8i Enterprises Pte Ltd, both of which Mr. James Tan owns and controls.

(4)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 320 Park Ave, 12 Floor, New York, NY 10022.

(5)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 333 Bay Street, Suite 1240, bay Adelaide Centre, Toronto A6 M5H 2R2.

(6)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is Oxfam House, 6 George Street, Oxford X0 OX1 2BW

(7)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 599 Lexington Avenue, 20th Floor, New York NY 10022.

(8)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP).

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

On each of July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, March 3, 2020, March 26, 2020, May 11, 2020, June 24, 2020, July 24, 2020, August 3, 2020 and September 4, 2020, 8i issued the Notes in the aggregate principal amount of $200,000, $100,000, $150,000, $200,000, $70,000, $60,000, $100,000, $575,000, $16,000, $287,500, $132,000, $50,000 and $280,000, respectively (the “Notes”), to Enterprises. Pursuant to the terms of the Notes, the Notes do not bear interest and mature upon closing of a business combination by the Company. Each Note is convertible at Enterprises’ option upon providing written notice of such conversion at least one business day prior to the consummation of the Business Combination, into Private Units consisting of one ordinary share, one redeemable warrant to acquire one-half of one ordinary share (which entitles the holder thereof to purchase one-half of one ordinary share at a price of $11.50 per full share), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s IPO) at a price of $10.00 per share at the closing of a business combination. Initially up to $500,000 of the outstanding Notes were convertible into Private Units. However, in order to comply with 8i’s obligations under the Third Amendment to convert all of the Notes, 8i’s Board authorized and approved the conversion of Notes in excess of $500,000 to such amount as necessary to fulfill 8i’s obligations but not exceeding $3,000,000. Enterprises has provided 8i with written notice to convert the Notes into 175,850 Private Units immediately prior to the closing of the Business Combination.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from November 24, 2017 (inception) through July 31, 2020, the firm of UHY LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to UHY LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the years ended July 31, 2019 and 2020 totaled $132,147 and $76,118, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards during the years ended July 31, 2019 and 2020.

Tax Fees. We did not pay UHY LLP for tax planning and tax advice for the years ended July 31, 2019 and 2020.

All Other Fees. For the year ended July 31, 2019, we paid UHY LLP $70,575 to conduct financial due diligence services and background checks associated with the Business Combination. For the year ended July 31, 2020, there were no fees paid to UHY LLP to conduct financial due diligence services and background checks associated with the Business Combination.

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

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 27, 2019, by and between Registrant and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
2.1	Share Exchange Agreement dated July 9, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 10, 2019)
2.2	Amendment and Joinder to Share Exchange Agreement, dated as of October 8, 2019 (incorporated by reference to Exhibit 2.2 to the Diginex Limited Registration Statement on Form F-4/A filed with the Securities & Exchange Commission on July 10, 2020)
2.3	Form of the Articles of Merger and Plan of Merger between 8i Enterprises Acquisition Corp and DIGITAL INNOVATIVE LIMITED (incorporated by reference to Exhibit 2.2 to the Diginex Limited Registration Statement on Form F-4/A filed with the Securities & Exchange Commission on July 10, 2020)
2.4	Second Amendment to the Share Exchange Agreement dated January 28, 2020 (incorporated by reference to Exhibit 2.1 to the JFK Current Report on Form 8-K filed with the Securities & Exchange Commission on January 30, 2020)
2.5	Third Amendment to the Share Exchange Agreement dated May 6, 2020 (incorporated by reference to Exhibit 2.1 to the JFK Current Report on Form 8-K filed with the Securities & Exchange Commission on May 6, 2020)
2.6	Fourth Amendment to the Share Exchange Agreement dated June 24, 2020 (incorporated by reference to Exhibit 2.1 to the JFK Current Report on Form 8-K filed with the Securities & Exchange Commission on June 26, 2020)
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)

4.5	Warrant Agreement, dated March 27, 2019, between VStock Transfer, LLC and the Registrant. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
4.6	Rights Agreement, dated March 27, 2019, between VStock Transfer, LLC and the Registrant. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
4.7	Unit Purchase Option, dated April 1, 2019, between the Registrant and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
4.8	Description of Registrant’s Securities (filed herewith)
10.1	Letter Agreements, dated March 27, 2019, among the Registrant, Chardan Capital Markets, LLC and the Company’s officers, directors and shareholders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.2	Investment Management Trust Agreement, dated March 27, 2019, between Wilmington Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.3	Escrow Agreement, dated March 27, 2019, between the Registrant, VStock Transfer, LLC and the Initial Shareholders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.4	Registration Rights Agreement, dated March 27, 2019, among the Registrant and the Initial Shareholders and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 1, 2019)
10.6	Promissory Note in the principal amount of $200,000 dated July 2, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 8, 2019)
10.7	Promissory Note in the principal amount of $100,000 dated July 22, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 23, 2019)
10.8	Promissory Note in the principal amount of $150,000 dated September 25, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 25, 2020)
10.9	Promissory Note in the principal amount of $200,000 dated October 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 15, 2020)
10.10	Promissory Note in the principal amount of $70,000 dated January 9, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 9, 2020)
10.11	Promissory Note in the principal amount of $60,000 dated February 5, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 5, 2020)
10.12	Promissory Note in the principal amount of $100,000 dated March 3, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 9, 2020)
10.13	Promissory Note in the principal amount of $100,000 dated March 3, 2020 issued to Diginex Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 9, 2020)
10.14	Promissory Note in the principal amount of $575,000 dated March 26, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2020)

10.15	Promissory Note in the principal amount of $132,000 dated July 24, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 24, 2020)
10.16	Promissory Note in the principal amount of $50,000 dated August 3, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 5, 2020)
10.17	Promissory Note in the principal amount of $280,000 dated September 4 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 4, 2019)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8i ENTERPRISES ACQUISITION CORP

Dated: September 15, 2020	By:	/s/ Meng Dong James Tan
	Name:	Meng Dong (James) Tan
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Meng Dong (James) Tan	Chief Executive Officer and Director	September 15, 2020
Meng Dong (James) Tan	(Principal Executive Officer)

/s/ Guan Hong (William) Yap	Chief Financial Officer and Director	September 15, 2020
Guan Hong (William) Yap	(Principal Accounting and Financial Officer)

/s/ Kwong Yeow Liew	Director	September 15, 2020
KwongYeow Liew

/s/ Ajay Rajpal	Director	September 15, 2020
Ajay Rajpal

/s/ Alexander Arrow	Director	September 15, 2020
Alexander Arrow

EXHIBIT INDEX

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

8i ENTERPRISES ACQUISITION CORP

38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of 8i Enterprises Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 8i Enterprises Acquisition Corp. (the “Company”) as of July 31, 2020 and 2019, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is not able to consummate a business combination before October 1, 2020, the Company will commence an automatic winding up, dissolution and liquidation unless the Company seeks and receives the consent of its’ shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditors since 2018.

New York, New York
September 15, 2020

8I ENTERPRISES ACQUISITION CORP.

BALANCE SHEETS

	July 31, 2020	July 31, 2019

Assets
Cash	$5,382	$218,611
Prepaid expenses	72,879	33,333
Total current assets	78,261	251,944
Cash held in Trust Account	59,246,412	57,588,189
Total Assets	$59,324,673	$57,840,133

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$471,681	$122,158
Due to related parties	1,891,416	300,000
Due to Diginex	387,500	-
Total current liabilities	2,750,597	422,158
Deferred underwriters’ discount	1,725,000	1,725,000
Total liabilities	4,475,597	2,147,158

Commitments
Ordinary shares subject to possible redemption 4,984,906 shares and 5,069,297 shares at redemption value at July 31, 2020 and July 31, 2019, respectively	49,849,060	50,692,965

Shareholders’ Equity:
Ordinary shares, no par value; unlimited shares authorized; 2,442,594 shares (excluding 4,984,906 shares subject to possible redemption) and 2,358,203 shares (excluding 5,069,297 shares subject to possible redemption) issued and outstanding at July 31, 2020 and July 31, 2019, respectively	6,237,441	5,393,536
Accumulated deficit	(1,237,425)	(393,526)
Total shareholders’ equity	5,000,016	5,000,010
Total Liabilities and Shareholders’ Equity	$59,324,673	$57,840,133

The accompanying notes are an integral part of these financial statements.

8I ENTERPRISES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31, 2020	July 31, 2019

Formation and operating costs	$(1,352,149)	$(464,771)
Loss from operations	(1,352,149)	(464,771)

Other income
Interest income	508,250	88,223
Total other income	508,250	88,223

Net loss	$(843,899)	$(376,548)

Basic and diluted weighted average shares outstanding	7,427,500	3,289,818
Basic and diluted net loss
per ordinary share	$(0.11)	$(0.11)

The accompanying notes are an integral part of these financial statements.

8I ENTERPRISES ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Accumulated
	Shares	Amount	Deficit	Total

Balance as of July 31, 2018	1,437,500	$25,000	$(16,978)	$8,022
Sale of 5,000,000 units on April 1, 2019 through public offering	5,000,000	50,000,000	-	50,000,000
Sale of 221,250 private placement units on April 1, 2019	221,250	2,212,500	-	2,212,500
Sale of Over-Allotment units to underwriters on April 4, 2019	750,000	7,500,000	-	7,500,000
Sale of Private Placement Units on April 8, 2019	18,750	187,500		187,500
Underwriters’ discount	-	(1,437,500)	-	(1,437,500)
Deferred underwriter discount	-	(1,725,000)	-	(1,725,000)
Unit purchase option	-	100	-	100
Fair value of UPO	-	1,911,300	-	1,911,300
Other offering expenses	-	(2,587,399)	-	(2,587,399)
Net loss	-	-	(376,548)	(376,548)
Maximum number of redeemable shares	(5,069,297)	(50,692,965)	-	(50,692,965)
Balance as of July 31, 2019	2,358,203	5,393,536	(393,526)	5,000,010
Reclassification of ordinary shares subject to possible redemption	84,391	843,905		843,905
Net loss			(843,899)	(843,899)
Balance as of July 31, 2020	2,442,594	$6,237,441	$(1,237,425)	$5,000,016

The accompanying notes are an integral part of these financial statements.

8I ENTERPRISES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31, 2020	July 31, 2019

Cash flows from operating activities:
Net loss	$(843,899)	$(376,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by related party	916	24,432
Interest earned on cash and marketable securities held in Trust Account	(508,223)	(88,189)
Changes in current assets and liabilities:
Prepaid expenses	(39,546)	(33,333)
Accounts payable and accrued expenses	349,523	118,184
Net cash used in operating activities	(1,041,229)	(355,454)

Cash Flows from Investing Activities:
Principal deposited in trust account	(1,150,000)	(57,500,000)
Net cash used in investing activities	(1,150,000)	(57,500,000)

Cash flows from financing activities:
Proceeds from initial public offering	-	56,250,000
Proceeds from private placement	-	2,212,500
Proceeds from underwriters’ unit purchase option	-	100
Proceeds from loan from related party	1,590,500	300,000
Proceeds from loan from Diginex	387,500	-
Payment of advances and loan from related party	-	(351,185)
Payment of deferred offering costs	-	(386,812)
Net cash provided by financing activities	1,978,000	58,024,603

Net change in cash	(213,229)	169,149
Cash, beginning of the period	218,611	49,462
Cash, end of period	$5,382	$218,611
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Payments of prepaid expenses associated with proposed public offering and deferred offering costs made by related party	$-	$90,000
Payments of deferred offering costs made by related party	$-	$74,155
Reclassification of ordinary shares subject to possible redemption	$843,905	$-

The accompanying notes are an integral part of these financial statements.

8I ENTERPRISES ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2020

Note 1 - Organization and Business Operations

Organization and General

8i Enterprises Acquisition Corp. (the “Company”, “we”, or “JFK”) is a newly incorporated company incorporated on November 24, 2017 (the “inception”), under the laws of the British Virgin Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Initial Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

As of July 31, 2020, the Company had not yet commenced any operations. All activity for the period from November 24, 2017 through July 31, 2020 relates to the Company’s formation, the Initial Public Offering (“IPO”), and the potential acquisition of Diginex Ltd. described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected July 31 as its fiscal year-end.

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

Initial Business Combination

On March 20, 2020, the original date for the meeting of the shareholders of the Company (the “Original Meeting), the shareholders voted in favor of a proposal to adjourn the meeting to June 15, 2020 (the “Adjournment”). As a result, the Company was unable to complete the Business Combination by the initial deadline of March 31, 2020, which was 12 months after the closing of the IPO. On March 26, 2020, the Company deposited $575,000 into the trust account pursuant to the Trust Agreement between the Company and Wilmington Trust Company, in order to extend the time available for the Company to consummate its initial business combination by three (3) months from April 1, 2020 to June 30, 2020 (the “First Extension Deadline”), which is 15 months from the closing of the IPO. On June 24, 2020, the Company deposited another $575,000 into the trust account pursuant to the Trust Agreement between the Company and Wilmington Trust Company, in order to extend the time available for the Company to consummate its initial business combination for an additional three (3) months from July 1, 2020 to September 30, 2020 (the “Second Extension Deadline”), which is 18 months from the closing of the IPO. Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the Trust Agreement entered into between the Company and Wilmington Trust Company, in order to extend the time available for it to consummate its initial business combination, the Company’s insiders or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $575,000 on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of the Company’s business combination into additional Private Units at a price of USD10.00 per unit. The Company’s shareholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of its intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and its affiliates or designees are not obligated to fund the trust account to extend the time for it to complete its initial business combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate its initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company’s is unable to consummate its initial business combination within 15 months from the closing of the IPO (or within 18 months, as previously described), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public shareholders. In the event of the Company’s dissolution and liquidation, the public rights will expire and will be worthless.

If the Company is not able to consummate a Business Combination before October 1, 2020, the Company will commence an automatic winding up, dissolution and liquidation unless the Company seeks and receives the consent of its shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

If the Company is unable to consummate its initial business combination within this time period, it will liquidate the trust account and distribute the proceeds held therein to the Company’s public shareholders and dissolve. If the Company is forced to liquidate, it anticipates that the Company would distribute to its public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, the Company would be required to assess all claims that may be potentially brought against it by its creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over the Company’s public shareholders with respect to amounts that are owed to them. The Company cannot assure you that it will properly assess all claims that may be potentially brought against it. As such, the Company’s shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event the Company enter an insolvent liquidation.

Pursuant to the Nasdaq listing rules, the Company’s initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The Company’s board of directors will have broad discretion in choosing the standard used to establish the fair market value of any prospective target business. The target business or businesses that the Company acquires may have a collective fair market value substantially in excess of 80% of the trust account balance.

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

On June 24, 2020, each of the parties to the Third Amendment entered into a fourth amendment to the Share Exchange Agreement (the “Fourth Amendment,” and together with the Share Exchange Agreement, the Amendment, the Second Amendment and the Third Amendment, the “Amended Share Exchange Agreement”) to, among other things, (a) extend the outside Closing Date of the Business Combination to September 28, 2020 and (b) agree to hold the Meeting no later than September 15, 2020.

The Fourth Amendment includes new covenants that all of the parties will, (i) take all steps required to extend the time available to consummate the Business Combination for an additional three months to September 30, 2020, including, sharing payment of the extension fees payable to the 8i trust account in the amount of $575,000, (ii) use their commercially reasonable efforts to hold the Meeting no later than September 15, 2020 and hold the closing of the Business Combination no later than September 28, 2020, and (iii) use their commercially reasonable efforts to have 6,411,100 of the Singapore NewCo Ordinary Shares issuable, in the aggregate, to various parties pursuant to the Share Exchange Agreement be freely tradeable from the day immediately following the Closing Date.

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

Liquidity

As of July 31, 2020, the Company had cash outside the Trust Account of $5,382 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of July 31, 2020, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through July 31, 2020, the Company’s liquidity needs were satisfied through receipt of an aggregate of $2,217,601 from an affiliate of the Sponsor, of which $326,185 were repaid upon the IPO, the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4), as well as the receipt of $387,500 from Diginex.

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

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Furthermore, if the Company is not able to consummate a Business Combination by the Second Extension Deadline, the Company may commence an automatic winding up, dissolution and liquidation. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, offering costs totaling approximately $5,749,899 have been charged to stockholders’ equity (consisting of $1,437,500 in underwriters’ discount, $1,725,000 in deferred underwriters’ discount, plus $676,099 of other cash expenses, and a non-cash charge of $1,911,300 to record the fair value of the Unit Purchase Option (UPO) (as described in Note 4 – Private Placement). There were no payments of deferred offering costs for the year ended July 31, 2020.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of July 31, 2020 and 2019.

Cash Held in Trust Account

At July 31, 2020, the assets held in the Trust Account were held in cash and treasury funds.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at July 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period. At July 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of July 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception and has identified the British Virgin Islands as its only “major” tax jurisdiction. The Company is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

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

If the Company does not complete a Business Combination by September 30, 2020, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Related Party Loans

8i Enterprises Pte. Ltd., an entity controlled by the Company’s Chairman and Chief Executive Officer, extended a loan of $25,000 on May 3, 2018. This loan was non-interest bearing and was repaid in August 2018. As of July 31, 2020, 8i Enterprises Pte. Ltd. had advanced the Company an aggregate of $2,217,601, in regard to the costs associated with the formation, the IPO Offering, and business combination efforts, of which the Company repaid $326,185 to 8i Enterprises Pte. Ltd. from the proceeds of the Initial Public Offering not being placed in the Trust Account on April 1, 2019.

On July 2, 2019, July 23, 2019, September 25, 2019, October 15, 2019, January 7, 2020, February 3, 2020, March 3, 2020, March 26, 2020, May 11, 2020, June 24, 2020, July 24, 2020, August 3, 2020, and September 4, 2020, the Company issued unsecured promissory notes in the aggregate principal amount of up to $2,220,500 (the “Notes”) to 8i Enterprises Pte. Ltd. The Notes do not bear interest and mature upon closing of a business combination by the Company. Each Note is convertible at 8i Enterprises Pte. Ltd.’s option upon providing written notice of such conversion at least one business day prior to the consummation of the Business Combination, into Private Units consisting of one ordinary share, one redeemable warrant to acquire one-half of one ordinary share (which entitles the holder thereof to purchase one-half of one ordinary share at a price of $11.50 per full share), and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination (which securities have terms equivalent to the terms of the private placement securities issued in connection with the Company’s IPO) at a price of $10.00 per share at the closing of a business combination. Initially up to $500,000 of the outstanding Notes were initially convertible into Private Units. However, in order to comply with the Company’s obligations under the Third Amendment to convert all of the Notes, the Company’s Board authorized and approved the conversion of Notes in excess of $500,000 to such amount as necessary to fulfill the Company’s obligations but not exceeding $3,000,000. 8i Enterprises Pte. Ltd. has provided the Company with written notice to convert the Notes into 189,050 Private Units immediately prior to the Closing.

Note 6 – Due to Diginex

On March 3, 2020 and June 24, 2020, the Company issued unsecured promissory notes to Diginex in the aggregate principal amount of up to $387,500 (the “Diginex Notes”). The Diginex Notes do not bear interest and mature upon closing of a business combination by the Company. The proceeds of the Diginex Notes will be used for the Company’s share of the cost arising from an additional services agreement with Chardan (see Note 7) and for the cost of extending the combination period by an additional 3 months (until the end of September 2020).

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

On March 2, 2020, the Company entered into an additional services agreement with Chardan (the Chardan Services Agreement) to provide the Company with professional advisory, consulting and other investment banking services. Under the Chardan Services Agreement, the Company will pay Chardan a fee of $200,000 no later than 14 days prior to the Company’s first announced shareholder meeting date.

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

As of July 31, 2020, the Company has issued an aggregate of 2,442,594 ordinary shares, excluding 4,984,906 shares subject to possible redemption, none of which are subject to forfeiture.

Preferred Stock

As of July 31, 2020, there were no preferred stock issued or outstanding.

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

Note 9 – Subsequent Events

On August 5, 2020, the “Company received a letter from the Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company no longer complies with Nasdaq’s continued listing rules due to the Company not having held an annual meeting within 12 months of the Company’s fiscal year end, as required pursuant to rule 5620(a). In accordance with Nasdaq Rule 5810(c)(2)(G), the Company has 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant the Company an exception of up to 180 calendar days from the fiscal year end, or until January 27, 2021, to regain compliance. The Company plans to submit a compliance plan within the specified period.

In accordance with the Third Amendment to the Share Exchange Agreement, if the business combination is not consummated and such failure is not the result of a default or breach of any party to the Share Exchange Agreement, the Company will reimburse Diginex for Diginex’s expenses related to certain professional and accounting fees incurred.

As of September 11, 2020, a total of 3,423,625 shares of the Company’s ordinary shares were requested to be redeemed upon consummation of the Business Combination.

